Form 10-K
period 2020-12-31
Kronos Bio, Inc.
filed 2021-03-23
CIK 1741830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes or ☐ No.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No
The registrant’s common stock was not publicly traded as of the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 22, 2021, the registrant had 56,047,683 shares of common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (SEC) subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant's 2021 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2020.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our strategy, future financial condition, future operations, research and development, planned clinical trials and preclinical studies, the timing and likelihood of regulatory filings and approvals for our product candidates, our ability to commercialize our product candidates, the potential benefits of collaborations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology.
We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions described in the sections of this report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Other sections of this report may include additional factors that could harm our business and financial performance. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.
Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.
In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the section of this report titled “Risk Factors” for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
You should read this report and the documents that we reference in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this report by these cautionary statements.

RISK FACTOR SUMMARY
Below is a summary of material factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K, and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC before making investment decisions regarding our common stock.
•We have incurred significant net losses since inception, we expect to incur additional losses over the next several years, and we will need substantial additional funding, before we achieve profitability, if at all.
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
•We may be required by the FDA or corresponding foreign regulatory authorities to conduct additional clinical trials or other studies beyond those planned to support the potential approval and commercialization of our product candidates or of any future product candidates.
•We may attempt to secure approval from FDA or comparable regulatory authorities through the use of accelerated approval pathways, which is uncertain, and which, if granted, could require us to conduct additional, potentially lengthy and expensive, clinical trials, which, if not successful, could potentially result in our loss of marketing approval.
•The COVID-19 pandemic could adversely impact our business, including our planned clinical trials.
•Our approach to the discovery and development of product candidates is unproven, and we may not be successful in our efforts to use and further improve upon our product engine to expand our pipeline of product candidates with commercial value.
•If the market opportunities for our product candidates are smaller than we estimate or if any regulatory approval we obtain is based on a narrower definition of the patient population than what we had sought to treat, or if patient access to the approved therapy is limited, our revenue potential and ability to achieve profitability will be adversely affected.
•Our success depends in part on our ability to protect our intellectual property and our proprietary products and technologies and obtain, maintain and enforce our intellectual property, as well as our ability to operate without infringing the patents and other proprietary rights of third parties.
•We rely, and expect to rely in the future, on third parties, including independent clinical investigators and contract research organizations to conduct certain aspects of our preclinical studies and planned clinical trials.
•Our success is highly dependent on our ability to attract and retain highly-skilled executive officers and employees.

TRADEMARKS AND SERVICE MARKS
“Kronos Bio,” “Kronos,” the Kronos logo and other trademarks, trade names or service marks of Kronos Bio, Inc. appearing in this report are the property of Kronos Bio, Inc. All other trademarks, trade names and service marks appearing in this report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto.

PART I.
ITEM 1. BUSINESS
Overview
We are a clinical-stage biopharmaceutical company dedicated to the discovery and development of novel cancer therapeutics designed to transform patient outcomes through a precision medicine strategy by targeting dysregulated transcription. Our proprietary product engine focuses on dysregulated transcription factors and the transcriptional regulatory networks (TRNs) that drive their oncogenic activity. Our lead product candidate, entospletinib (ENTO), is an orally administered, selective spleen tyrosine kinase (SYK) inhibitor that has been tested in more than 200 acute myeloid leukemia (AML) patients. Based on clinical results in a biomarker-defined subset of patients and following recent discussions as part of an End-of-Phase 2 meeting with FDA, we are proceeding as planned with our randomized, double-blinded, placebo-controlled registrational Phase 3 clinical trial of ENTO in combination with IC in approximately 180 newly diagnosed NPM1-mutated AML patients. In addition, we are developing KB-0742, which is designed to be an orally bioavailable inhibitor of cyclin dependent kinase 9 (CDK9) with a differentiated selectivity profile, for the treatment of MYC-amplified solid tumors. In December 2020, the FDA cleared our Investigational New Drug application (IND) for KB-0742. The first patient in our Phase 1/2 clinical trial in patients with advanced solid tumors was dosed in February 2021, and we plan to report initial safety, pharmacokinetic (PK) and pharmacodynamic (PD) data in the fourth quarter of 2021. In addition, we are leveraging our product engine to drive multiple oncology discovery programs targeting dysregulated transcription factors and their associated TRNs.
Addressing the complexity of oncogenic TRNs requires a sophisticated and holistic approach to targeting cancer biology. TRNs encompass hundreds of proteins that function in a coordinated fashion to orchestrate specific gene expression programs that control development and function of healthy cells. Dysregulated TRNs resulting from aberrant transcription factor expression or activity are frequently responsible for reprogramming healthy cells into cancerous tumor cells. We map these oncogenic TRNs and identify the critical nodes and corresponding gene expression signatures that drive cancer. We believe that these critical nodes create selective vulnerabilities, or dependencies, within the tumor, and present attractive targets for therapeutic intervention.
We pursue these high-value targets using our differentiated product engine. Our product engine includes four interconnected components, each of which is informed by our translational expertise, that we believe enables efficient discovery and development of our product candidates:
•Map – Leverage our computational biology expertise, engineered cell systems and high throughput transcriptomic profiling to map the structure of TRNs defined by specific dysregulated transcription factors and identify the gene expression signature of selective TRN modulation that can be carried forward into discovery and clinical translation.
•Screen – Conduct high throughput screens using our proprietary small molecule microarray (SMM) platform against dysregulated transcription factors in tumor cell lysates to identify selective TRN modulators and determine mechanism of action.
•Optimize – Applying our chemistry and pharmacology expertise to refine pharmacological properties to yield attractive product candidates.
•Validate – Design and execute hypothesis-driven clinical trials using a precision medicine approach to rapidly deliver clinical proof of concept and inform the path to potential product approval.

Our lead product candidate, ENTO, is a selective inhibitor of SYK, a critical node in a dysregulated TRN within AML defined by persistent high expression of the transcription factors HOXA9 and MEIS1 (HOX/MEIS). While directly targeting these transcription factors has been historically challenging, we believe that inhibiting SYK represents a tractable strategy to collapse the HOX/MEIS TRN by inhibiting downstream leukemogenic activity and by disrupting a positive feedback loop that maintains high levels of MEIS1. Through analysis of AML patient sample datasets compiled by various academic collaborator groups, we selected NPM1 mutation as a robust genomic biomarker of HOX/MEIS elevation in AML. NPM1 mutation is reported to be present in approximately one-third of adult AML patients. We believe that utilizing an NPM1 mutation test, both for patient selection and assessment of measurable residual disease (MRD) negative complete response (CR) as a registrational endpoint enables a highly efficient regulatory path for seeking potential accelerated approval. We believe the data from one arm of a Phase 1b/2 clinical trial of ENTO, in which 53 newly diagnosed AML patients were treated with ENTO in combination with first-line standard of care induction chemotherapy (IC), support the role of SYK as a critical node in HOX/MEIS high AML. The trial endpoints of establishing a safe combination dose of ENTO with IC and of estimating the rate of CR to this combination were met for this study arm. Across all 53 patients, the CR rate at the end of combination ENTO and IC induction was 70%, which is in line with historical CR rates for IC. In addition, a retrospective analysis of this study arm explored the hypothesis that patients with high HOX/MEIS mRNA are more likely to benefit from the addition of ENTO to IC. This retrospective analysis revealed that CR rates in the genetic subsets associated with high HOX/MEIS expression (namely, NPM1 mutations and MLL-r) were 87% (13 out of 15) and 90% (9 out of 10), respectively, compared to 54% (15 out of 28) in patients with neither mutation. Superior overall survival was also observed in the retrospective analysis in patients with HOX/MEIS mRNA expression levels above the median level of expression as compared to patients with levels of expression below the median. The results of this retrospective analysis are consistent with the preclinical hypothesis of SYK dependency in HOX/MEIS-driven AML. We had a recent End-of-Phase 2 meeting with the FDA to discuss our proposed design, endpoints and companion diagnostic strategy for our planned ENTO registrational trial in patients with NPM1 mutated AML. Based upon the discussion and guidance from the meeting with FDA, we intend to proceed as planned with our registrational Phase 3 clinical trial of ENTO using measurable residual disease (MRD) negative complete response (CR) as the primary endpoint.
Our second product candidate, KB-0742, was generated from our product engine’s SMM platform. KB-0742 is designed to be an orally bioavailable inhibitor of CDK9 with a differentiated selectivity profile. CDK9 is a global regulator of transcription and a critical node in the oncogenic TRN resulting from MYC overexpression. MYC is a well-characterized transcription factor and a long-recognized driver of cancer that is dysregulated in a significant proportion of malignancies, often as a result of genomic copy number gain (amplification). We intend to develop KB-0742 initially for the treatment of MYC-amplified solid tumors regardless of tissue of origin. In December 2020, the FDA cleared our IND for KB-0742. The first patient in our Phase 1/2 clinical trial in patients with advanced solid tumors was dosed in February 2021, and we plan to report initial safety, PK and PD data in the fourth quarter of 2021.

Our Team and History
We are led by an experienced management team that possesses deep expertise in transcriptional regulation, computational and chemical biology, drug discovery platform technologies, and computational and medicinal chemistry. Collectively, our management team has a track record of obtaining regulatory approval and has successfully commercialized more than 25 therapeutic products across multiple indications, including Atripla, Biktarvy, Complera, Epclusa, Genvoya, Harvoni, Sovaldi, Tamiflu, Yescarta and Zytiga. Norbert Bischofberger, Ph.D., our President and Chief Executive Officer, was previously Chief Scientific Officer and Executive Vice President of Research & Development at Gilead where he helped build the company over a 28-year tenure and was responsible for the regulatory approval of over 20 products in therapeutic areas including infectious disease and oncology. Jorge DiMartino, M.D., Ph.D., our Chief Medical Officer and Executive Vice President, Clinical Development, was previously Vice President, Translational Development Oncology at Celgene Corporation, and Group Medical Director at Genentech, Inc. in the Oncology Exploratory Clinical Development group, where he led the early development to proof-of-concept of multiple agents that subsequently received FDA approval. Christopher Dinsmore, Ph.D., our Chief Scientific Officer, was previously an Entrepreneur-in-Residence at Third Rock Ventures, Vice President and Head of Chemistry at Forma Therapeutics, Inc., and a medicinal chemist at Merck & Co., Inc. for 19 years. Barbara Kosacz, J.D., our Chief Operating Officer and General Counsel, was previously head of the global life sciences practice at the international law firm Cooley LLP. She has more than 25 years of experience providing strategic and legal advice to life sciences companies and has structured and negotiated some of the most transformational life sciences transactions in the industry.
Our company was initially founded by Arie Belldegrun, M.D., FACS, Joshua Kazam, David Tanen and Christopher Wilfong from Two River Consulting, LLC (Two River), a life science investment firm that partners with founders to create, finance and operate development-stage biopharmaceutical companies. Two River previously founded Kite Pharma, acquired by Gilead in 2017, and Allogene Therapeutics, Inc. Dr. Belldegrun serves as founding Chairman of our board of directors. Dr. Belldegrun is a clinician scientist and biotechnology entrepreneur who also founded Agensys Corporation, acquired by Astellas Pharma, Inc. in 2007, and Cougar Biotechnology, Inc., acquired by Johnson & Johnson in 2009.
Our Pipeline
We have developed a robust clinical pipeline through a combination of internal discovery efforts and focused asset acquisition. The following chart summarizes the current stages of our development programs, including our lead product candidate, ENTO, as well as KB-0742, and our next anticipated milestones.
_______________
mt: mutant

We also are executing on robust discovery programs across multiple TRNs, which focus on four cancer types where dysregulated transcription plays a central role: hematologic malignancies, prostate cancer, MYC-driven cancers, and small cell/neuroendocrine cancers. We anticipate submitting an IND for a drug candidate arising from one of these programs in 2022, although we may not be successful in identifying product candidates that can selectively modulate the specific oncogenic TRNs associated with such programs.
SYK Program: ENTO and LANRA
Our lead product candidate, ENTO, is a selective inhibitor targeting SYK, a critical node in a dysregulated TRN within AML defined by persistent high expression of the transcription factors HOX/MEIS. SYK is a non-receptor tyrosine kinase and is an important mediator of immunoreceptor signaling in hematopoietic cells with a clearly established role in both malignant and non-malignant hematologic disease.
SYK is a critical dependency in biomarker-defined subsets of AML patients characterized by persistent high HOX/MEIS expression. Multiple AML driver mutations, including NPM1, MLL (KMT2A) gene rearrangements (MLL-r) and DNMT3A, have been associated with elevation of HOX/MEIS, which increases quantity and activity of SYK as part of an oncogenic TRN. SYK contributes to the leukemia cell state through multiple mechanisms, including direct modulation of downstream growth-promoting transcriptional programs, phosphorylation of FLT3, a known driver of leukemogenic signaling, and participation in a positive feedback loop to MEIS1 that maintains high MEIS1 expression. We believe these multiple oncogenic functions make SYK a compelling therapeutic target and a critical node in the HOX/MEIS TRN.
Our expertise in TRN biology allowed us to recognize SYK as a critical node in the HOX/MEIS TRN, and in July 2020, we acquired a portfolio of selective, orally bioavailable small molecule SYK inhibitors from Gilead, immediately accelerating our pipeline to late clinical stage. The acquisition included two clinical-stage product candidates:
•Entospletinib (ENTO) – An orally administered SYK inhibitor with high selectivity, dosed twice-daily (BID). ENTO has been evaluated in multiple clinical trials in hematologic malignancies, including a three-arm Phase 1b/2 clinical trial in 148 AML patients, both as a monotherapy and in combination with standard of care. In one arm of this study, 53 newly diagnosed AML patients were treated with ENTO combined with IC. The trial endpoints of establishing a safe combination dose of ENTO with IC and of estimating the rate of CR to this combination were met for this study arm. In addition, a retrospective analysis revealed higher CR rates in subjects with MLL-r and NPM1 mutations than in subjects with neither mutation. Superior overall survival was also observed in patients with high HOX/MEIS mRNA expression as compared to patients with low expression. The results of this retrospective analysis are consistent with the preclinical hypothesis of SYK dependency in HOX/MEIS-driven AML. We had a recent End-of-Phase 2 meeting with the FDA to discuss our proposed design, endpoints and companion diagnostic strategy for our planned ENTO registrational trial in patients with NPM1 mutated AML. Based upon the discussion and guidance from the meeting with FDA, we intend to proceed as planned with our registrational Phase 3 clinical trial of ENTO using measurable residual disease (MRD) negative complete response (CR) as the primary endpoint in support of potential accerated approval. We plan to initiate such Phase 3 clinical trial in mid-2021, with MRD negative CR data expected in the second half of 2023. We plan to have similar discussions regarding use of this surrogate primary endpoint with the European Medicines Agency later in 2021.

•Lanraplenib (LANRA) – A next generation SYK inhibitor with improved pharmacokinetic (PK) and pharmacologic properties compared with ENTO, including once daily (QD) dosing. We believe LANRA may present additional opportunities for use in the treatment of AML or other indications.
CDK9 Program: KB-0742
Our second product candidate, KB-0742, was generated from our product engine’s SMM platform. KB-0742 is designed to be an orally bioavailable inhibitor of CDK9 with a differentiated selectivity profile. CDK9 is a serine/threonine kinase that forms the catalytic core of the positive transcription elongation factor b (P-TEFb). CDK9 is a global regulator of transcription, and has been recognized as a high-value oncology drug target due to its essential role in maintaining high levels of transcription for oncogenes and short-lived anti-apoptotic proteins.
We believe KB-0742’s selectivity, oral bioavailability, and other differentiated pharmacologic properties will enable us to explore multiple dosing schedules in early clinical development, which may help us to identify the optimal level and duration of CDK9 target coverage while minimizing off-target or off-tumor toxicity. Certain tumors are “transcriptionally addicted,” meaning that they require a higher level of transcription than normal cells in order to survive. We believe that we may be able to enhance the therapeutic index for CDK9 inhibition by specifically targeting certain tumors that are genomically-defined and transcriptionally addicted, where CDK9 acts as a critical node in the oncogenic TRN.
Our initial development focus for KB-0742 is in advanced solid tumors with MYC genomic copy number gain (amplification). MYC is a well-characterized transcription factor and a long-recognized driver of cancer that is dysregulated in a significant proportion of malignancies, including lung, breast, ovarian, and various gastro-intestinal cancers, often as a result of genomic amplification. CDK9 is a critical node in the MYC TRN, acting both as an upstream driver of MYC expression and a downstream co-factor of MYC itself that is required to drive the MYC-dependent oncogenic gene expression program. Preclinical characterization of KB-0742 has demonstrated that MYC genomic amplification is associated with increased tumor sensitivity across multiple histologies, potentially enabling a tissue of origin-agnostic development strategy.
Our IND submission for KB-0742 was cleared by the FDA in December 2020. In February 2021, the first patient was dosed in our Phase 1/2 clinical trial to evaluate KB-0742’s safety, PK and PD properties across multiple dose levels and dosing schedules. After identifying an appropriate dose level and dosing schedule, we intend to enroll expansion cohorts of patients with MYC-amplified solid tumors and potentially other transcriptionally addicted tumor types. The subsequent development path to registration will be based on the frequency, magnitude and durability of responses observed in these expansion cohorts.
Discovery Programs
We continually invest in early discovery efforts utilizing our proprietary product engine, with the goal of expanding our pipeline of future product candidates. Our current efforts are focused on four cancer types where dysregulated transcription plays a central role: hematologic malignancies, prostate cancer, MYC-driven cancers, and small cell/neuroendocrine cancers (SCNC). We are developing a deep understanding of the underlying disease biology within these cancer types, engineering robust systems to characterize transcription factor perturbation signatures, and are evaluating multiple potential opportunities for therapeutic intervention through modulation of key TRN components. We select our discovery targets based on scientific, translational and competitive considerations, prioritizing those where dependency has been demonstrated in a defined patient population with high unmet medical need, and where we believe we can design an efficient early clinical translation strategy based upon our understanding of the disease biology.

Our Strategy
Our goal is to become a leading biopharmaceutical company by discovering transformational small molecule modulators of historically challenging targets in cancer, and then developing and ultimately commercializing those agents using a precision medicine approach for patient populations with high unmet medical need. We intend to do this by continuing to employ our proprietary product engine to discover and develop product candidates. The key elements of our strategy include:
•Rapidly advance our SYK program into registrational clinical trials. We believe that the early clinical data generated in clinical trials of ENTO, combined with the viability of NPM1 mutations as a genomic marker both for HOX/MEIS-high patient selection and measurement of MRD negative CR as a primary endpoint, enables an expeditious path to potential accelerated regulatory approval in newly diagnosed AML patients with NPM1 mutations who are eligible for IC. Based upon the discussion and guidance from our End-of-Phase 2 meeting with FDA, we intend to proceed as planned with our registrational Phase 3 clinical trial of ENTO using measurable residual disease (MRD) negative complete response (CR) as the primary endpoint. We plan to initiate such Phase 3 clinical trial in mid-2021, with MRD negative CR data expected in the second half of 2023. We plan to have similar discussions regarding use of this surrogate primary endpoint with the European Medicines Agency later in 2021.
•Establish clinical proof of concept for our CDK9 program. The FDA cleared our IND for KB-0742 in December 2020. In February 2021, the first patient was dosed in our Phase 1/2 clinical trial that is designed to initially assess the safety, PK and PD profile of KB-0742 in patients with advanced solid tumors, and define an optimal dose and schedule for subsequent signal-seeking expansion cohorts in cancer patients with MYC-amplified solid tumors and potentially other transcriptionally addicted cancers. We plan to report initial safety, PK and PD data from the dose escalation stage of the clinical trial in the fourth quarter of 2021, with data read-out from the expansion cohorts of such trial anticipated in 2022.
•Continue to grow our pipeline of product candidates. We plan to establish a robust pipeline of additional highly differentiated product candidates targeting dysregulated transcription factors and their associated TRNs, particularly through continued investment in our SMM platform, and in our chemical biology, and computational and experimental biology capabilities.
•Selectively enter into strategic collaborations to maximize the potential of and to expand our pipeline. Our product engine has the potential to identify differentiated product candidates addressing a wide variety of diseases with high unmet medical need. We believe this provides us the opportunity to selectively evaluate and, if appropriate, enter into strategic collaborations that leverage our potential future partners’ complementary capabilities to advance and accelerate our development programs or expand our internal discovery efforts, as well as maximize our commercial reach. We also believe we have built a team well suited for the continued identification, evaluation and acquisition of additional product candidates or technologies that complement our core efforts and capabilities.
•Leverage our experienced management team to build a fully-integrated, science-driven biopharmaceutical company addressing high unmet medical needs. Our management team possesses significant expertise across all stages of discovery, translation, late-stage clinical development and commercialization. Collectively, our management team has a track record of obtaining regulatory approval and has successfully commercialized over 25 therapeutic products, including several that have fundamentally transformed patient outcomes. We plan to progress our product candidates expeditiously through regulatory approval, with the vision of ultimately building a fully-integrated, science-driven biopharmaceutical company.

The Oncogenic TRN Opportunity
Within a tumor, a dysregulated network of hundreds of regulatory proteins including cell-signaling proteins, transcription factors, epigenetic regulators and core transcriptional machinery coordinate to drive the oncogenic program. These interactions are dynamic, interdependent, and frequently contain redundant pathways, compensatory mechanisms or feedback loops that may drive resistance to targeted therapies. Collectively these hundreds of interactions make up an oncogenic TRN.
In an oncogenic TRN, many parallel signals and feedback loops converge to define and drive the cancer. Dysregulated transcription factors are the proteins that directly control aberrant transcription of the genome, and are critical nodes in oncogenic TRNs. These TRNs may also contain additional critical nodes of signaling or epigenetic regulation that play an essential role in perpetuating the oncogenic TRN. We believe these critical nodes present attractive targets for therapeutic intervention and hold the promise of dramatically improving patient outcomes by collapsing the oncogenic TRN and limiting potential mechanisms for resistance to therapy. Directly targeting the dysregulated transcription factors at the center of these TRNs is a clinically validated strategy that has shown compelling efficacy and durability of response. Examples include androgen deprivation therapies in prostate cancer, such as enzalutamide and abiraterone, estrogen receptor inhibitors or degraders in breast cancer, such as tamoxifen and fulvestrant, and Ikaros degraders in multiple myeloma, such as lenalidomide and other thalidomide analogues.
Despite their potential therapeutic promise, transcription factors at the core of many oncogenic TRNs have been historically challenging targets for conventional drug discovery for three primary reasons:
•Context-dependent activity. Selection and optimization of small molecule inhibitors require identification of tractable and physiologically-relevant biological readouts that reflect selective modulation of the targeted transcription factor. Modulation of classical drug targets such as enzymes or receptors can be readily assessed using biochemical assays for binding or enzymatic activity. In contrast, transcription factors can bind to thousands of sites across the genome but directly modulate the expression of a limited number of genes in a cell-type and context-dependent manner.
•Context-dependent domain structures. Traditional high throughput screening uses purified versions of the isolated target protein or relevant domains. However, the functional domains of transcription factors often lose their structure entirely when isolated from the cellular environment, complicating efforts to identify selective binders.
•Context-dependent complexes. In the cellular environment, transcription factors do not exist as isolated proteins, but as part of multi-protein complexes. Interactions with binding partners, many of which are cell-type specific, influence the structure and activity of a transcription factor.
Dysregulated transcription factors encompass many widely recognized, yet-to-be-drugged targets in cancer, including but not limited to the MYC family proto-oncogenes, hematologic lineage-defining transcription factors such as MYB in AML or IRF4 in multiple myeloma, and SCNC-defining transcriptions factors such as ASCL1.

Oncogenic TRN
Our Product Engine
Our differentiated product engine applies our computational and experimental biology expertise combined with our proprietary SMM platform to systematically target dysregulated transcription factors and their associated TRNs, allowing us to discover and develop novel product candidates targeting historically challenging targets that have previously been considered undruggable, as well as classically tractable targets within the specific context of an oncogenic TRN. Our product engine includes four interconnected components, each of which is informed by our clinical translational expertise.
Interconnected Components of our Product Engine

Map: Oncogenic TRN Signatures
Leverage our computational and experimental biology expertise to map the structure of TRNs defined by specific dysregulated transcription factors and identify the gene expression signature of selective TRN modulation that can be carried forward into discovery and clinical translation.
We address the challenge of context-dependent activity by generating and aggregating high-dimensional genomic, epigenetic, proteomic, and transcriptomic data on our target TRNs, then applying advanced computational approaches to interrogate interactions and pathways within the disease state. We then identify and seek to validate a specific transcriptional signature for target modulation, which can be leveraged throughout our research process including assay development for hit validation and lead optimization, PD characterization and ultimately clinical development.
We believe that our robust approach to TRN mapping enables us to reveal critical nodes throughout the TRN, including lineage-defining transcription factors, epigenetic factors, and non-redundant pathway or co-factor dependencies required to execute the oncogenic program. This is especially valuable for dysregulated transcription factors that act in a highly context-dependent manner and may be difficult to target using conventional methods.
Screen: Our Small Molecule Microarray (SMM) Platform
Conduct high throughput SMM screens against dysregulated transcription factors in tumor cell lysates to identify selective TRN modulators and determine mechanism of action.
Our SMM platform directly addresses the historical challenges of context-dependent structures and complexes by allowing us to conduct a high throughput binding assay directly in tumor cell lysate. Our screening library of approximately 240,000 compounds is covalently printed in microarray format on slides, and then incubated with tumor cell lysate that preserves the target protein’s endogenous structure and functional complexes. We use a fluorophore-labeled antibody against the target protein to identify those features within the array where the target protein is present, representing a binding event between the small molecule hit at that array location and the target protein.
Because SMM lysate screens probe the entire target protein interactome in a single assay, SMM hits have the potential to engage the target protein and its complexes through at least three distinct binding modes:
•Direct binder. These molecules may directly engage the target protein either at an active domain or an allosteric site.
•PPI Modulator. These molecules may bind a pocket or groove that is created by a protein-protein interface in complexes containing the target protein.
•Co-factor binder. These molecules may bind an essential co-factor of the target protein.

Small Molecule Microarray Platform

Lysis
Tag
TF
~240,000 compound library
covalently printed on slides
Optical
detection
of hits
Direct interaction
TF
PPI
modulator
TF
Co-factor
interactor
TF

Hits derived from SMM have the potential to act through a variety of mechanisms, and characterization of hit selectivity is critically important in the nomination of leads for further optimization. We leverage the specific gene expression signature identified in the TRN mapping process to evaluate the context-dependent transcriptomic effects of each SMM hit in relevant cancer cell lines. Our front-line hit validation assays typically evaluate a panel of dozens of genes including those genes that are directly bound by the dysregulated transcription factor in the tumor-specific context, as well as a curated set of negative controls. This robust transcriptomic profiling enables us to rapidly advance hits that selectively perturb the oncogenic TRN, and exclude compounds with dominant off-target/off-pathway activity, as depicted in the graphic below.

Hit Prioritization Based on Gene Expression Signature
Hits that appear attractive based on transcriptomic profiling advance to a more robust evaluation including chemical biology approaches to identify direct binding target and mechanism of action, as well as large-scale cell viability profiling to identify or confirm biomarkers of tumor sensitivity to compound treatment.
We have invested significantly in standardization and automation across all stages of the screening process to enhance efficiency and quality control, which has enabled us to rapidly advance multiple discovery campaigns in parallel.
Optimize: From Lead to Product Candidate
Refine pharmacological properties to yield attractive product candidates.
Following lead nomination, we focus on understanding the connection between molecular characteristics and target engagement to refine the pharmacological properties of the molecule to match the desired clinical product profile. We have built robust medicinal chemistry, computational chemistry and assay development capabilities to support lead optimization. Our leadership team includes experienced medicinal chemists with an extensive track record of optimizing hits to clinical-stage product candidates.
We tailor our lead optimization strategy to individual programs. By leveraging insights gleaned in the “Map” and “Screen” stages of our product engine, we design structure-activity relationship studies to guide optimization toward a specific transcriptional signature in relevant cancer lines. For hits with a known binding site and ordered structure, we additionally leverage computational modeling, structure-based drug design and a suite of biochemical or biophysical assays to rapidly advance lead optimization programs. For hits against historically challenging targets not amenable to biochemical or biophysical screening assays, we have the capability to advance chemistry programs using structure-blind medicinal chemistry approaches that are informed by transcriptional readouts in cell-based assays.

Validate: Rapid Clinical Proof of Concept
Design and execute hypothesis-driven clinical trials using a precision medicine approach to rapidly deliver clinical proof of concept and inform the path to potential product approval.
We leverage our deep knowledge of computational biology to identify predictive biomarkers for drug response and key PD markers of activity within the oncogenic TRN. We then seek to establish in preclinical models the required extent and duration of target coverage required to achieve clinical efficacy without eliciting undue toxicity in normal tissue. For example, while continuous dosing strategies may be appropriate for certain targets, such as SYK, intermittent dosing strategies may be essential for establishing a therapeutic index for other targets, such as CDK9.
We apply this understanding of predictive markers and the PD/efficacy relationship to design early clinical studies that can rapidly identify an optimal dose and dosing schedule for a given product candidate, and quickly achieve clinical proof of concept in a biomarker-defined patient population. We expect these clinical results to provide valuable insights to guide continuous improvement of our discovery efforts. This precision medicine approach may also enable a more efficient late-stage clinical development and registration strategy by focusing on the patients most likely to benefit from treatment, and may present us the opportunity to pursue more efficient regulatory approval pathways.
SYK Inhibitor Product Candidates
We acquired the rights to ENTO and LANRA (and certain other associated compounds) from Gilead in July 2020. These molecules are selective inhibitors of SYK, an important mediator of immunoreceptor signaling in hematopoietic cells with a clearly established role in both malignant and non-malignant hematologic disease. ENTO has been investigated in multiple clinical trials in patients with hematologic malignancies and has shown encouraging activity in AML patients with high expression of HOX/MEIS. Multiple preclinical studies have established a clear dependency between SYK activity and the HOX/MEIS leukemogenic TRN.
We completed the technology transfer of our SYK portfolio from Gilead in 2020, and recently had an End-of-Phase 2 meeting with the FDA to discuss our proposed design, endpoints and companion diagnostic strategy for our planned ENTO registrational trial in patients with NPM1 mutated AML. Based upon the discussion and guidance from the meeting with FDA, we intend to proceed as planned with our registrational Phase 3 clinical trial of ENTO using measurable residual disease (MRD) negative complete response (CR) as the primary endpoint to support a potential accelerated approval. We plan to initiate such Phase 3 clinical trial in mid-2021, with MRD negative CR data expected in the second half of 2023. We plan to have similar discussions regarding use of this surrogate primary endpoint with the European Medicines Agency later in 2021.
In addition to our planned registrational Phase 3 clinical trial, we are also planning to initiate in 2021 a Phase 1/2 clinical trial in combination with a FLT3 inhibitor in patients with relapsed or refractory FLT3 mutated AML. We are also actively exploring the potential for SYK inhibition in combination with venetoclax and HMAs for the treatment of elderly or unfit AML subpopulations with NPM1 mutations.
Prior Development of ENTO
Since it entered clinical testing in 2013, more than 1,300 human subjects have received ENTO, including healthy volunteers, patients with renal impairment and inflammatory conditions, and more than 700 patients with hematologic malignancies.
The first clinical trial in healthy volunteers and subjects with rheumatoid arthritis (RA) revealed PK consistent with BID dosing and dose dependent SYK inhibition at doses up to 600 mg. ENTO was generally well tolerated in healthy volunteers with the most frequently reported adverse events (AEs) being headache, nausea and constipation without any clear relationship to dose level. Mildly increased liver enzymes were observed in some healthy subjects and patients with RA.

The largest group of patients in which ENTO has been tested have been patients with hematologic malignancies. More than 700 patients, predominantly with B cell malignancies, such as chronic lymphocytic leukemia (CLL), have been treated with ENTO. Results in CLL were encouraging and consistent with response rates seen for other small molecule inhibitors of B cell receptor signaling such as PI3K delta or Bruton’s Tyrosine Kinase (BTK) inhibitors. An overall response rate (ORR) of 61% and median Progression Free Survival (mPFS) of 13.8 months was observed in 41 patients with relapsed or refractory CLL previously treated with anti-CD20 antibody and alkylating agents. Among 49 patients with CLL that had progressed after treatment with PI3K delta or BTK inhibitors, the ORR was 33% with a mPFS of 5.6 months. The most frequently reported treatment-related AEs, with an incidence greater than 10% in CLL patients, were fatigue, nausea, diarrhea, headache, decreased appetite and fever. AEs attributed to ENTO of Grade 3 (severe or medically significant but not life-threatening) or greater in at least 5% of patients included neutropenia (four subjects), elevated liver enzymes, hyperbilirubinemia, anemia and hypophosphatemia (two subjects each). Fourteen subjects reported serious AEs, including pneumonia (three subjects), angina pectoris, febrile neutropenia, hypokalemia and sepsis (two subjects each) and acute myocardial infarction, atrial fibrillation, cardiac congestive failure, cellulitis, chest pain, clavicle fracture, dehydration, dyspnea, encephalopathy, epiglottitis, fall, hepatic function abnormal, hepatotoxicity, hypocalcemia, hyponatremia, ischemic cardiomyopathy, leukocytosis, muscular weakness, musculoskeletal chest pain, non-cardiac chest pain, pericardial effusion, pericarditis, pyrexia and rotavirus infection (one subject each), all of which were listed in the applicable investigator brochure describing safety results, without mention of study drug relatedness. Five subjects reported serious AEs assessed by the investigator as related to ENTO, which included: dyspnea, epiglottitis, febrile neutropenia, hepatic function abnormal, hepatotoxicity and pneumonia. Overall, ENTO was well-tolerated by CLL patients in these clinical trials. We believe this observed anti-leukemic activity may warrant further investigation in CLL in combination with other agents.
ENTO has also been tested in a Phase 1b/2 clinical trial in 148 AML patients. Early safety studies were conducted in relapsed patients as monotherapy and in combination with IC and in newly diagnosed elderly patients in combination with HMAs such as azacytidine or decitabine. Aside from the AEs typical of the disease and IC, such as cytopenias and fever, the main AEs attributable to ENTO included diarrhea, nausea, and febrile neutropenia. These clinical trials revealed encouraging activity in a subset of AML patients with high HOX/MEIS expression, described in greater detail below.
Therapeutic Rationale and Clinical Data in HOX/MEIS-High AML
AML is one of the most common forms of acute leukemia in adults. Despite multiple recent drug approvals, the disease still bears a poor prognosis with less than 30% of patients surviving five years from diagnosis. Although the median age at diagnosis is 67, only younger, typically less than 65 years old, and fitter patients are eligible for intensive IC, involving seven days treatment with cytarabine and three days treatment with an anthracycline drug such as daunorubicin or idarubicin. Approximately 60% to 70% of these patients achieve CR, but most will experience disease relapse in less than 18 months. Among patients who achieve CR but remain positive for MRD, remissions are often particularly short-lived. For older and less fit patients, prognosis is even worse. Therapeutic options for these patients have historically been limited to palliative treatment with HMAs with CR rates of approximately 30% followed by relapse within a matter of months in a majority of responding patients. The recent approval of the BCL-2 inhibitor venetoclax in combination with HMAs has improved the response rates in older AML patients but relapse free survival remains unacceptably short. There is a clear need for additional therapies to drive improved outcomes in AML, especially agents that improve the MRD negative CR rate and durability of response in a frontline setting.
SYK activates several aberrant signaling pathways in AML to promote leukemic cell survival and proliferation. SYK is a particularly critical dependency in HOX/MEIS high AML. HOX/MEIS is overexpressed in a significant subset of AML patients. HOXA9 and MEIS1 are transcription factors that work together to drive a gene expression program in primitive myeloid cells. As these cells normally mature, expression of these transcription factors is down-regulated.

Multiple AML driver mutations including NPM1, MLL-r and DNMT3A mutations have been associated with a failure to down-regulate HOX/MEIS as shown in the figure below. This figure is based on our internal analysis of genomic and transcriptomic data from over 400 AML patient samples obtained through the Leukemia and Lymphoma Society’s “Beat AML” program. The figure below depicts mRNA levels for either the HOXA9 or MEIS1 genes across the common AML driver mutations NPM1 (left), MLL-r (center), and DNMT3A (right). For each AML driver mutation, HOXA9 and MEIS1 mRNA levels are shown for either patients that are wildtype for that mutation (grey boxes) or mutated (blue boxes). For each cohort (wild type or mutant), outliers are defined as those patients with mRNA levels exceeding 1.5x the interquartile range (IQR). In all cases, AML driver mutations are associated with increased mRNA levels of HOXA9 and MEIS1 that are consistent with a failure to down-regulate HOX/MEIS expression and are considered statistically significant by a two-sided Mann-Whitney-Wilcoxon test. Failure to down-regulate HOX/MEIS expression locks in the abnormal undifferentiated transcriptional program that defines AML.
AML Driver Mutations and mRNA Expression Levels of HOXA9/MEIS1
Recent publications show that elevated HOX/MEIS results in increased quantity and activity of SYK as part of an oncogenic TRN. SYK contributes to the leukemia cell state by modulating downstream transcriptional programs including genes that promote cytokine independent growth. In addition, SYK promotes leukemia indirectly through phosphorylation of FLT3, a known driver of leukemogenic signaling. Finally, SYK contributes to the stability of the HOX/MEIS TRN through a positive feedback loop to MEIS1 that maintains MEIS1 elevation.
Oncogenic Feedback Loop

Independently of these publications, the Beat AML program tested genomically characterized bone marrow specimens from 572 AML patients in vitro for sensitivity to 122 small molecule drugs or compounds including ENTO. Our internal analysis of the raw data from this screening program is shown in the figure below, which plots the average difference in area under curve (AUC) drug response between mutant and wild-type on the x-axis and the false discovery rate (FDR) corrected Q value (determined using a two-sided Student’s t-test from a linear model fit) on the y-axis. Sensitivity to ENTO correlated, with high statistical significance, with the presence of NPM1 mutations alone (FDR < 0.001) or in combination with FLT3 (FDR < 0.0001) or DNMT3A mutations (FDR < 0.01). We believe these multiple oncogenic functions make SYK a compelling therapeutic target and a critical node in the HOX/MEIS TRN.
From July 2015 to February 2019, Gilead investigated the use of ENTO in a Phase 1b/2 clinical trial enrolling 148 AML patients in the United States, Canada and Germany. Patients were enrolled into one of three arms:
•Arm A: previously untreated, fit AML patients treated with ENTO monotherapy followed by combination with IC;
•Arm B: previously untreated elderly or unfit patients treated with ENTO monotherapy followed by combination therapy with ENTO and HMA; and
•Arm C: relapsed or refractory AML patients or patients with MLL-r treated with ENTO monotherapy only.
Dose limiting toxicity was not encountered during monotherapy or combination dose escalation but a dose of 400 mg BID was selected for further expansion in Phase 2 clinical trials based on data suggesting no significant additional target engagement above this dose. Drug-related AEs were primarily febrile neutropenia, maculopapular rash and gastrointestinal, such as nausea, diarrhea, and constipation.

A total of 53 patients were enrolled in Arm A. Of 10 MLL-r patients enrolled, one achieved a CR during the 14-day ENTO monotherapy window and nine were in CR at the end of combination induction. Across all 53 patients, the CR rate at the end of combination ENTO and IC induction was 70%, which is in line with historical CR rates for IC. A retrospective biomarker analysis of Arm A explored the hypothesis that patients with high HOX/MEIS mRNA are more likely to benefit from the addition of ENTO to IC. This retrospective analysis revealed that CR rates in the genetic subsets associated with high HOX/MEIS expression, NPM1 mutations and MLL-r, were 87% (13 out of 15) and 90% (9 out of 10) respectively, compared to 54% (15 out of 28) in patients with neither mutation. Historical CR rates of 56% to 68% with IC alone have been reported for MLL-r patients. For patients with NPM1 mutations, historical CR rates with IC alone have ranged from 66% to 87% depending on age and cytogenetics. Age greater than 60 and adverse cytogenetics are associated with the lower end of this range. The subjects enrolled in this study had a median age of 60, and six of the 15 NPM1 mutated patients had secondary AML associated with adverse cytogenetics. The difference between the combined CR rates for the NPM1 and MLL-r groups and the NPM1/MLL wild type groups is statistically significant with a p value of 0.004 (Z-test). HOX/MEIS gene expression was evaluated for 34 patients in whom baseline samples were available for analysis. This analysis revealed that ENTO-treated patients with high HOX/MEIS mRNA levels (determined as those above the median level of expression) experienced superior overall survival (OS) with a hazard ratio of 0.32 (95% confidence interval 0.1 – 0.997, P = 0.038, log rank test) when compared to those with low HOX/MEIS mRNA levels (determined as those below the median level of expression).
ENTO Phase 2 Clinical Trial Data Showed Activity in Defined AML Subsets
The 51 patients enrolled in Arm B had an overall CR rate of 26% with the combination of ENTO and HMA, which is in line with the historical CR rate for HMA alone. Only two subjects with MLL-r were enrolled in this Arm and exploratory biomarker analyses were not conducted.
Arm C examined ENTO monotherapy in 13 subjects with relapsed or refractory (R/R) AML with MLL-r, six subjects with R/R AML with wild type MLL and nine newly diagnosed subjects with AML who refused IC or HMA. Two out of 13 R/R MLL-r subjects in Arm C achieved CRs with ENTO monotherapy, consistent with the biological hypothesis.
We believe that the retrospective analyses of these clinical data from subjects in the genetic subsets associated with high HOX/MEIS expression, along with the demonstrated biological rationale and our analysis of the Beat AML ENTO sensitivity data, strongly support the dependency between SYK and HOX/MEIS and provide encouraging evidence of the potential for SYK inhibition to significantly improve upon standard of care for AML patients with elevated HOX/MEIS.

Lead ENTO Potential Indication: AML Patients with NPM1 Mutations
We intend to initially develop our lead SYK inhibitor, ENTO, in combination with IC in newly-diagnosed AML patients with NPM1 mutations. While we do not have statistically significant data showing that the CR rates for newly-diagnosed AML patients with NPM1 mutations treated with ENTO and IC are superior to those that would be seen if treating this population with IC alone, NPM1 mutation is an attractive biomarker for patient selection due to its predictive value of high HOX/MEIS, utility in patient screening and suitability for assessment of MRD.
Predictive Value. Although MLL-r and DNMT3A mutations have higher than average HOX/MEIS expression, NPM1 mutations are the most consistent genetic driver and predictive marker of high HOX/MEIS, as discussed above. Prior to joining our company, our Senior Vice President of Biology was part of the academic team that revealed the mechanistic basis for this association. Based on these considerations, we believe that focusing initially on a more homogeneous group of AML patients defined by a single mutation, NPM1, provides the highest probability of success.
Screening Efficiency. NPM1 mutations are common in AML, reportedly presenting in approximately one-third of adult AML patients. Further, NPM1 mutation status is already routinely assessed in AML patients as part of standard diagnostic workup in the clinic, which we believe will help facilitate clinical trial enrollment and streamline the process for developing and validating a companion diagnostic.
MRD Assessment. Because NPM1 mutation is a genomic marker that can be detected with very high sensitivity using digital Polymerase Chain Reaction or next generation sequencing approaches, we believe NPM1 mutation is an ideal biomarker for MRD assessment. Regulatory approvals on the basis of MRD status have been granted in acute lymphocytic leukemia and CLL, and a growing body of evidence has demonstrated that MRD status post-treatment is a strong predictor of overall survival in AML. We believe that the early clinical data generated by ENTO, combined with the viability of NPM1 mutation as a genomic marker both for HOX/MEIS-high patient selection and measurement of MRD negative CR as a surrogate primary endpoint, may enable accelerated regulatory approval of ENTO in newly diagnosed AML patients with NPM1 mutations.
We had a recent End-of-Phase 2 meeting with the FDA, and plan to engage in similar discussions with European regulatory authorities later in 2021, to discuss our proposed design, endpoints and companion diagnostic strategy for our planned ENTO registrational trial in patients with NPM1 mutated AML. Based on discussions with FDA, we are proceeding as planned with our randomized, double-blinded, placebo-controlled registrational Phase 3 clinical trial of ENTO in combination with IC in approximately 180 newly diagnosed NPM1-mutated AML patients. NPM1 mutation status for enrollment in the trial will be assessed at a central laboratory using a PCR-based assay. We intend to complete the validation of the assay necessary to meet regulatory requirements for a companion diagnostic in parallel with the conduct of the clinical trial. Patients will be randomized to receive standard of care IC in combination with twice-daily ENTO or a placebo. MRD will be assessed in patients who achieve a CR after induction. These patients may then go on to receive consolidation therapy with cytarabine with ENTO or placebo as per their randomization assignment. MRD negative CR in the intent-to-treat population is the proposed primary endpoint for accelerated approval. Patients will remain in the clinical trial in order to capture event-free and overall survival clinical data.
Additional Potential Indications for SYK Inhibition
In addition to our planned registrational Phase 3 clinical trial, we are currently planning to initiate a single-arm Phase 1/2 clinical trial in combination with an approved FLT3 inhibitor, in a relatively small number of patients with relapsed or refractory FLT3 mutated AML with an anticipated data readout in 2022. The objectives of the study will be to assess the tolerability of that combination and to determine if the combination CR rate is sufficiently compelling to warrant a randomized Phase 3 trial. FLT3 mutation status will be assessed using an FDA-approved assay. We are also actively exploring the potential benefit of SYK inhibition in combination with other agents, including venetoclax and HMAs, for the treatment of elderly or unfit AML patients with NPM1 and/or FLT3 mutations, and are evaluating the opportunity to pursue clinical trials in additional patient populations.

Additional SYK Inhibitor Product Candidate: LANRA
LANRA is a SYK inhibitor previously developed by Gilead for autoimmune indications, and has been evaluated in multiple Phase 2 clinical trials in over 250 patients with autoimmune disease. LANRA has exhibited improved PK properties compared with ENTO, including an improved half-life, which could enable QD dosing among other benefits.
Dose levels selected for prior Phase 2 clinical trials of LANRA in autoimmune disease resulted in lower SYK target engagement compared to the use of ENTO in hematologic malignancies. We believe that a higher dose of LANRA resulting in equivalent SYK target engagement achieved with ENTO may create an opportunity to develop LANRA in oncology and other indications. We are currently conducting a detailed preclinical evaluation of LANRA, in some cases in head-to-head comparisons with ENTO in various AML models, the results of which will inform the future development plan for both ENTO and LANRA.
Additional Development Opportunities
We will base future development decisions for ENTO and LANRA on a variety of factors, including scientific rationale for development in biomarker-defined patient populations, treatment landscape, and commercial opportunity.
CDK9 Inhibitor Product Candidate: KB-0742
KB-0742 is designed to be an orally bioavailable inhibitor of CDK9 with a differentiated selectivity profile. CDK9 is a global regulator of transcription and a critical node in the oncogenic TRN resulting from MYC overexpression. While CDK9 is a required component of transcriptional machinery for many genes across the genome, certain tumors are “transcriptionally addicted,” meaning that they require a higher level of transcription than normal cells in order to survive.
KB-0742 was internally optimized from an SMM hit and we believe it possesses differentiated selectivity for CDK9 among other attractive pharmacologic properties. While several other compounds targeting CDK9 are being clinically investigated for the treatment of cancer, their published biochemical selectivity profiles indicate the potential for cross-reactivity to cell cycle CDKs at clinical exposures. We believe this may contribute to the toxicity and limited therapeutic index observed with these agents and explain why in general they have not advanced to later-stage clinical trials.
The FDA cleared our IND submission of KB-0742 in December 2020. In February 2021, the first patient was dosed in our Phase 1/2 clinical trial of KB-0742 to evaluate its safety, PK and PD. Following the dose escalation stage of the clinical trial, we plan to enroll the expansion cohorts at the recommended Phase 2 clinical trial dose and schedule in patients with MYC-amplified solid tumors and potentially other transcriptionally addicted cancers. We plan to report initial safety, PK and PD data from the dose escalation stage of the clinical trial in the fourth quarter of 2021, with data read-out from the expansion cohorts of such trial anticipated in 2022.
Therapeutic Rationale in MYC-amplified tumors
MYC family transcription factors (MYC, MYCN and MYCL) are master regulators of cell growth, proliferation, differentiation and metabolism, and are among the most frequently dysregulated targets in malignancies. While MYC can be up-regulated through various mechanisms and participates in many oncogenic TRNs, we believe that MYC amplification is one of the clearest markers of transcriptional addiction. MYC amplification appears frequently in many common tumor types and is associated with aggressive disease.

Percentage of Tumors in the National Cancer Institute’s the Cancer Genome Atlas (TCGA) Dataset With Copy Number Gains of MYC, MYCN or MYCL
We believe that CDK9 is an attractive therapeutic target in transcriptionally addicted cancers, and specifically MYC-amplified solid tumors, due to its essential role in transcriptional elongation. MYC is critically dependent on CDK9 in order to drive transcription of downstream target genes and effect the oncogenic program. Additionally, a high rate of transcription is required to maintain elevated MYC protein levels, which creates an additional upstream dependency on large quantities of CDK9. These upstream and downstream dependencies are particularly acute in tumors with MYC genomic amplification, as these cells are addicted to high levels of MYC.
MYC Upstream and Downstream Regulation
In vivo efficacy modeling with KB-0742 was initially conducted in a MYC-dependent AML xenograft model, MV4-11, and demonstrated dose dependent tumor growth inhibition at well-tolerated doses as measured by body weight. Assessment of PD markers in tumor also showed dose-dependent effects, including levels of pSer2 (a direct phosphorylation target of CDK9), MCL1 (an anti-apoptotic oncoprotein known to depend on CDK9) and cleaved PARP (a marker of apoptotic cell death). Importantly, we demonstrated that an intermittent dosing strategy of 60 mg/kg on a three days on / four days off schedule showed equivalent activity compared to the same amount of drug delivered with continuous daily dosing (25 mg/kg QD). We believe that intermittent dosing may be better tolerated clinically and has the potential to improve therapeutic index for CDK9 inhibition.

MYC-Driven Xenograft Model
While the initial xenograft data in the AML cell line are encouraging, we believe that a greater therapeutic opportunity lies in treating MYC-amplified solid tumors. Based on large scale in vitro viability profiling of KB-0742, we observed that MYC genomic amplification is correlated with increased sensitivity to compound treatment in non-small cell lung cancer tumors.
Differential Sensitivity in MYC-Amplified NSCLC Cell Lines

90 NSCLC cell lines
compound sensitivity profiling
MYC amp
11
79 Non amp
*
p < 0.05
Log2 IC50
1
0
-1
−2
Non
amp
MYC
amp

Additional in vivo experiments are ongoing to inform selection of appropriate patient populations for clinical development of KB-0742.
Differentiated Opportunity
We believe that KB-0742 represents a differentiated opportunity for targeting CDK9 based on its selectivity profile, oral bioavailability and other attractive pharmacologic properties.
Multiple CDK9 inhibitors are currently being investigated clinically; however, clinical results published to date have shown limited therapeutic index and, to our knowledge, none has advanced into late-stage clinical trials. We believe that three primary factors differentiate KB-0742 and our translational strategy, and may enable an enhanced potential therapeutic index relative to other programs:

CDK Selectivity. CDK9 bears a high degree of structural similarity to other CDK family members, and nearly all previously reported CDK9 inhibitors possess significant inhibitory activity on other CDKs, including cell cycle CDKs. Even many purportedly selective CDK9 inhibitors have shown a relatively narrow fold-selectivity in biochemical assays, which may not be sufficient to avoid off-target activity at the physiologically relevant concentrations achieved in a clinical setting. This off-target activity may meaningfully contribute to the clinical profile of these molecules, and in particular we believe that a lack of selectivity against cell-cycle CDKs may introduce safety liabilities unrelated to the transcriptional mechanism of CDK9. In contrast, KB-0742 was highly selective for CDK9 over other CDK family members, potentially enabling a superior opportunity to achieve therapeutically-relevant target coverage in vivo without meaningful inhibition of off-target CDKs.
Biochemical Assay Panel Showed High Selectivity of KB-0742 for CDK9 over Other CDK Family Members
PK Profile and Dosing Schedule. Because of the essential role of CDK9 in all normal tissues, it is critical to optimize dosing schedule and duration of target coverage in order to achieve anti-tumor activity without eliciting undue toxicity in normal tissues. Based on our team’s prior experience developing anti-cancer agents targeting epigenetic targets, we intend to pursue an intermittent dosing strategy, with the goal of maintaining a consistent level of target coverage for several days followed by a drug holiday to allow for recovery in normal tissue. Many other CDK9 inhibitors possess short half-life or are administered intravenously, resulting either in pulsatile target coverage or short overall duration of target coverage. By contrast, KB-0742 has demonstrated oral bioavailability in preclinical studies, and PK modeling indicates a potential long half-life in humans. We believe that this is an attractive profile and affords the flexibility to establish a therapeutic index by varying dose and schedule to achieve optimal target coverage in tumor.
Patient Selection. We believe that the underlying biology of a tumor and degree of transcriptional addiction is critical in determining its sensitivity to CDK9 inhibition, and by extension, therapeutic index. Rather than selecting patients solely based on a tumor’s tissue of origin, we intend to take a differentiated approach to clinical translation by focusing on development in patient populations with clear genomic markers of transcriptional addiction including MYC amplification.
Development Strategy
The FDA cleared our IND for KB-0742 in December 2020. In February 2021, the first patient was dosed in our Phase 1/2 clinical trial of KB-0742 in cancer patients to evaluate its safety, PK and PD across multiple dose levels and dosing schedules in order to identify a recommended dose and schedule. After identifying the recommended dose level and dosing schedule, we intend to enroll expansion cohorts of patients with MYC-amplified solid tumors and potentially other transcriptionally addicted tumor types, with the goal of assessing safety and PD response in these patient populations.

Two-Stage Phase 1/2 Dose Escalation Clinical Trial
We intend to enroll the initial dose escalation cohorts on a three days on / four days off intermittent dosing schedule. Based on PK data, PD response markers and safety observations in these early patients, we may explore alternative dosing schedules to modify the duration of the dosing period or drug holiday. We believe that this schedule flexibility, enabled by an oral dosing formulation, is critical for identifying an optimal dosing strategy that balances target coverage and anti-tumor activity with safety and tolerability.
Following identification of a recommended Phase 2 clinical trial dose and schedule, we intend to enroll expansion cohorts in one or more biomarker-defined patient populations with transcriptionally addicted cancers, beginning with MYC-amplified solid tumors regardless of tissue of origin. We may enroll an additional cohort of soft tissue sarcoma patients with transcription factor fusions and patients with chordoma, an incurable solid tumor addicted to the brachyury transcription factor. Although patients with these tumor types are relatively rare, we believe it is feasible to enroll such patients at major academic centers, which may provide a unique opportunity to demonstrate proof of concept for KB-0742. Clinical results from these expansion cohorts, anticipated to be available in 2022, will inform the future development and registration strategy for KB-0742.
Discovery Programs
We continually invest in early discovery efforts utilizing our proprietary product engine, with the goal of expanding our pipeline of future product candidates. Our current efforts are focused on four cancer types where dysregulated transcription plays a central role: hematologic malignancies, prostate cancer, MYC-driven cancers, and SCNC. Within these cancer types, we believe that we can develop a deep understanding of the underlying disease biology, engineer robust systems to characterize perturbation signatures, and identify multiple potential opportunities for therapeutic intervention through modulation of key TRN components. We select our discovery targets based on multiple scientific, translational and competitive considerations, prioritizing those where dependency has been demonstrated in a defined patient population with high unmet medical need, and where we believe we can design an efficient early clinical translation strategy based upon our understanding of the disease biology.
•Hematologic Malignancies. Despite significant advances in medical management of patients with hematologic malignancies, the majority of patients eventually progress through standard of care therapy and long-term outcomes remain poor. There is a demonstrated need for novel and more durable treatments for hematologic malignancies, including AML and multiple myeloma. In addition to our clinical SYK inhibitor program in HOX/MEIS-high AML, we are actively conducting discovery efforts targeting MYB, a key lineage transcription factor in early hematopoiesis that is dysregulated in leukemia and interacts with many known leukemia driver genes. We are also actively conducting discovery efforts on IRF4, which is a major driver of multiple myeloma and which is downstream of the primary resistance pathway for thalidomide analogs.

•Prostate Cancer. Dysregulation of the androgen receptor (AR) TRN is a primary driver of prostate cancer. Multiple approved products target the AR TRN by directly inhibiting AR, such as enzalutamide or apalutamide, or by inhibiting androgen biosynthesis, such as abiraterone acetate. Although androgen deprivation therapy is effective in controlling disease, a large number of patients ultimately develop therapy resistance and succumb to castration-resistant prostate cancers. Castration resistance is commonly induced by certain AR variants, such as ARv7, that lack the ligand binding domain and consequently are no longer considered conventionally druggable. Critically, these AR variant tumors still are driven by and depend on increased activity of the AR TRN. Our discovery efforts seek to identify novel modulators of AR TRN activity that are effective in tumor lines expressing AR variants.
•MYC-Driven Cancers. The MYC family of dysregulated transcription factors is among the small number of proto-oncogenes capable of driving tumor formation and growth in a wide variety of contexts. In normal cells, MYC acts at the nexus of multiple signaling pathways to coordinate gene expression programs associated with cell growth, metabolism and proliferation. In tumors, MYC dysregulation is defined by increased levels and activity of the full length MYC transcription factor. MYC is dysregulated in a significant proportion of malignancies and its dysregulation is associated with aggressive disease and poor clinical outcomes. As such, targeting MYC has long been considered one of the great challenges in developing cancer therapeutics. In many MYC dysregulated tumors, oncogenic driver events rewire the MYC TRN to introduce positive feedback loops that lead to runaway MYC activation. In addition to our CDK9 program, which focuses on the treatment of patients with MYC-amplified solid tumors, we are focusing discovery efforts to find additional modulators of the MYC TRN.
•SCNC. Tumor cells can transition between cell states, or subtypes, in response to therapy as a means of acquiring resistance and becoming more aggressive. In particular, many solid tumors adapt to and eventually overcome standard of care therapy as a result of transitions into a SCNC subtype. SCNC state transitions are common in small cell lung cancer, and are also observed in neuroblastoma, prostate cancer, and pancreatic cancer, and patients with these cancers face a very poor prognosis. The transcription factor ASCL1 has emerged as a critical node in the SCNC TRN. It is both a biomarker of the SCNC subtype and a demonstrated dependency in these cancers. Our discovery efforts currently focus on identifying modulators of ASCL1 transcription factor activity within the SCNC TRN.
Future Opportunities
While many opportunities remain within oncology, dysregulated TRNs also play a central role in many other disease states. Future applications of our differentiated product engine in the immunology field may hold particular promise, especially with respect to targeting TRNs that influence the tumor microenvironment and anti-tumor immune response or tolerance. As our discovery organization continues to grow, we intend to regularly re-evaluate our discovery pipeline and seek to identify additional opportunities to fully exploit our differentiated product engine.

Strategic Agreements
Gilead Asset Purchase Agreement
In July 2020, we entered into the Gilead Asset Purchase Agreement, pursuant to which we acquired certain assets from and assumed certain liabilities of Gilead related to ENTO and LANRA, and patents and other intellectual property covering or related to the development, manufacture and commercialization of ENTO and LANRA.
In consideration for such assets, on the date of the Gilead Asset Purchase Agreement, we made a $3.0 million upfront cash payment and issued a $3.0 million principal amount convertible promissory note to Gilead (Gilead Note), the material terms of which are summarized below. We also made a $0.7million payment to reimburse Gilead for certain liabilities we assumed pursuant to the Gilead Asset Purchase Agreement. In addition, we are required to make milestone payments upon successful achievement of certain regulatory and sales milestones for ENTO, LANRA and other SYK inhibitor compounds covered by the patent rights acquired pursuant to the Gilead Asset Purchase Agreement and developed by us as a back-up to ENTO or LANRA (Other Compounds). Upon initiation of our planned registrational Phase 3 clinical trial of ENTO in combination with IC in AML patients with NPM1 mutations, we will be required to pay a milestone to Gilead of $29.0 million, and upon successful completion of certain other regulatory milestones in the United States, European Union and United Kingdom for ENTO, LANRA and any Other Compounds, across up to two distinct indications, we will be required to pay to Gilead an aggregate total of $51.25 million. Upon achieving certain thresholds for the aggregate annual net sales of ENTO, LANRA and any Other Compounds combined, we would owe to Gilead potential milestone payments totaling $115.0 million.
Gilead is also eligible to receive (i) tiered marginal royalties ranging from the very low-teens to high-teens on annual worldwide net sales of ENTO, (ii) tiered marginal royalties ranging from high-single digits to the mid-teens on annual worldwide net sales of LANRA and (iii) tiered marginal royalties ranging from the low single digits to mid-single digits on annual worldwide net sales of any Other Compounds. The royalties in the foregoing clauses are subject to reduction, on a country-by-country basis, for products not covered by certain claims within the assigned patents, for generic entry and, in the case of ENTO and LANRA, for any royalties paid for future licenses of third party intellectual property required to develop or commercialize ENTO or LANRA. Our royalty obligation with respect to a given product in a given country begins upon the first commercial sale of such product in such country and ends on the latest of (i) expiration of the last claim of a defined set of the assigned patent rights covering such product in such country, (ii) loss of exclusive data or marketing rights to such product in such country or (iii) 10 years from the first commercial sale of such product in such country.
Under the Gilead Asset Purchase Agreement, we are required to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize either ENTO or LANRA.
Gilead is required, subject to certain limitations, to indemnify us against damages arising out of any breach in the representations or warranties made by Gilead, any breach of a covenant by Gilead, any use or exploitation of the acquired assets by or on behalf of Gilead prior to the closing of the Gilead Asset Purchase Agreement, or any liability not specifically assumed by us under the Gilead Asset Purchase Agreement, subject to certain caps. Likewise, we are required, subject to certain limitations, to indemnify Gilead against damages arising out of any breach of our representations and warranties, any breach of a covenant made in the agreement, any use or exploitation of the acquired assets by us or on our behalf on or after the closing of the Gilead Asset Purchase Agreement, or any assumed liability, subject to certain caps.
The Gilead Note accrued interest at a rate of 6% per year, compounded annually, and had a maturity date of July 14, 2022. The Gilead Note, including unpaid accrued interest, was settled in exchange for 188,567 shares of common stock in connection with the closing of our IPO at a settlement price of $16.15 per share, which is equal to 85% of the price per share to the public in our IPO.

Harvard License Agreement
In January 2018, we entered into a license agreement with President and Fellows of Harvard College (Harvard), pursuant to which Harvard granted us a non-exclusive, worldwide, royalty-free license to certain patent rights covering aspects of our SMM platform. We paid a one-time license fee in the amount of $10,000 on the date of the agreement and an annual license maintenance fee of $20,000 on each of the first two anniversaries. We are required to pay $25,000 on each subsequent anniversary until the last to expire of any valid claim included in the licensed patents.
Unless earlier terminated in accordance with the agreement, the agreement will continue until the last to expire of any valid claim of the licensed patents. In addition, the agreement can be terminated (i) by either party for the other party’s material breach that remains uncured for 30 days after written notice, (ii) by Harvard if we fail to meet certain insurance obligations immediately without notice, and for certain insolvency-related events upon notice, and (iii) by us, for any reason, upon 60 days’ written notice.
Sales and Marketing
We intend to build a commercial infrastructure to support sales of any of our approved products. We expect to manage sales, marketing and distribution through internal resources and third-party relationships. While we may commit significant financial and management resources to commercial activities, we will also consider collaborating with one or more pharmaceutical companies to enhance our commercial capabilities.
Manufacturing
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely for the foreseeable future, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that we may commercialize. In this regard, while we have purchased initial inventory of active pharmaceutical ingredients (APIs) and clinical drug supply for ENTO and LANRA from Gilead under the Gilead Asset Purchase Agreement, we will need to obtain further supplies of APIs and clinical drug supply for ENTO, KB-0742 and, if we choose to develop it, LANRA, from third-party manufacturers. We expect to initially obtain our supplies from manufacturers on a purchase order basis without long-term supply arrangements in place. We do not currently have arrangements in place for redundant supply for APIs and drug product. For all of our product candidates, we intend to identify and qualify manufacturers to provide the APIs and drug product prior to submission of an NDA to the FDA or other marketing authorization applications to other regulatory authorities.
All our product candidates are compounds of low molecular weight, generally called small molecules. They can be manufactured from readily available starting materials in reliable and reproducible synthetic processes that are amenable to scale-up and do not require specialized equipment in the manufacturing process. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.
Competition
The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary drugs. We operate in the segments of the pharmaceutical, biotechnology and other related markets that address inhibition of kinases and targeting transcriptional regulation in cancer. While we believe that our technology, development experience and scientific knowledge provide us with competitive advantages we hope to exploit, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any product candidates that we successfully develop and ultimately commercialize will compete with existing products and new products that may become available in the future.

In the case of our lead product candidate, ENTO, there are currently no approved products on the market that address the HOX/MEIS-high or NPM1 mutations subset of AML patients. However, there is an approved SYK inhibitor product, which is marketed by Rigel Pharmaceuticals under the name fostamatinib disodium hexahydrate, for the treatment of chronic immune thrombocytopenia. Presently, we are not aware of this product being developed in AML. ENTO may also compete against product candidates that are currently in clinical development to the extent such product candidates are ultimately approved, including: (i) HMPL-523, a SYK inhibitor being developed by Hutchison Medipharma Ltd. that is in Phase 1 evaluation in hematologic malignancies; (ii) product candidates in early clinical development that target the interaction between MLL and MENIN in MLL-r and AML patients with NPM1 mutations, including (a) SNDX-5613, being developed by Syndax Pharmaceuticals, Inc. in a Phase 1/2 clinical trial as monotherapy in relapsed or refractory AML, and (b) KO-539, being developed by Kura Oncology, Inc. in a Phase 1/2 clinical trial as monotherapy in relapsed or refractory AML; and (iii) product candidates that may compete with ENTO by addressing the subset of AML patients with FLT3 mutations are either novel FLT3 inhibitors or are currently in development in combination with FLT3 inhibitors, including (a) crenolanib, a FLT3 inhibitor being developed by AROG, (b) venetoclax, a BCL-2 inhibitor being developed by Abbvie, (c) CPX-351, a liposomal formulation of daunorubicin and cytarabine being developed by Jazz Pharmaceuticals, and (d) CC-90009, a cereblon E3 ligase modulator being developed by Bristol-Myers Squibb.
If we choose to develop, and are successful in developing, LANRA, we expect that LANRA would face similar competition.
If we are successful in developing and receiving approval for KB-0742, we expect it would compete against various multi-CDK inhibitors that are currently in early-stage clinical development if they are ultimately approved, including: AZD4573, being developed by AstraZeneca; TP-1287 (Alvocidib), being developed by Tolero Pharmaceuticals; CYC-065, being developed by Cyclacel Pharmaceuticals; Zotiraciclib, being developed by the National Cancer Institute; Dinaciclib, being developed by Merck & Co.; Voruciclib, being developed by MEI Pharma; VIP152, a PTEFb/CDK9 inhibitor in early-stage clinical development by Vincera Pharma, Inc.; and PRT2527, a CDK9 inhibitor in preclinical development by Prelude Therapeutics.
Many of the companies against which we may ultimately compete have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our potential competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These companies also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient enrollment in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.
We could see a reduction or elimination in our commercial opportunity if other companies develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient to administer, are less expensive or with a more favorable label than any of our product candidates. These companies also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in their establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of companion diagnostics, the level of generic competition and the availability of reimbursement from government and other third-party payors.
Intellectual Property
Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our most advanced product candidates, ENTO and LANRA, our development stage product, KB-0742, our future product candidates, as well as novel discoveries, product development technologies, and know-how. Our commercial success also depends in part on our ability to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to develop and maintain protection of our proprietary position and freedom to operate by, among other means, filing and prosecuting, or in-licensing or acquiring U.S. and foreign patents and patent applications covering those products, technologies, inventions, and improvements that are important to our business.

We also rely on trademarks, trade secrets, know-how, continuing technological innovation, confidentiality agreements, and invention assignment agreements to develop and maintain our proprietary position. The confidentiality agreements are designed to protect our proprietary information and the invention assignment agreements are designed to grant us ownership of technologies that are developed by our employees, consultants, or other third parties. We seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in our agreements and security measures, either may be breached, and we may not have adequate remedies. In addition, our trade secrets may otherwise become known or independently discovered by competitors.
With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our commercial products and methods of using and manufacturing the same.
We are actively building our intellectual property portfolio around our product candidates and our discovery programs, based on our own intellectual property as well as licensed intellectual property. Following the execution of the Gilead Asset Purchase Agreement, we are the owners of multiple patents and patent applications in the United States and worldwide directed to the composition of matter and methods of use of ENTO and LANRA and other related SYK inhibitor compounds.
Our patent portfolio in general includes patents and patent applications directed to our lead product candidate, ENTO, as well as to LANRA, KB-0742 and our other research-stage candidates, all of which are solely owned by us.
As of February 1, 2021, our patent portfolio related to ENTO included over 16 issued U.S. patents, 147 issued or granted foreign patents, and 20 pending U.S. and foreign patent applications, claiming ENTO as a composition of matter, formulations, polymorphic forms or their methods of use or manufacture, all with nominal terms between 2029 and 2037. Nominal patent terms are determined as 20 years from the earliest nonprovisional filing date to which priority is claimed, and do not take into account extensions that are or may be available.
With respect to LANRA as of February 1, 2021, our patent portfolio included five issued U.S. patents, 87 issued or granted foreign patents, and 40 pending U.S. and foreign patent applications claiming LANRA as a composition-of-matter, methods of using LANRA, and its polymorphic forms and their use, all with nominal terms extending to between 2034 and 2037.
With respect to KB-0742, we have filed one U.S. Patent Application and one International Patent Application directed to the KB-0742 compound, compositions, and methods of treating CDK9-mediated diseases with KB-0742, analogs of KB-0742 and other research-stage candidate compounds that modulate CDK9 activity.
Our SMM platform component of our product engine is protected both by certain patents that we have licensed under the Harvard License, as well as proprietary know-how we have generated, including with respect to its use in drug discovery screening against transcription factors in tumor cell lysate. We continue to assess the extent to which we may seek additional patent protection for aspects of our product engine or instead maintain such intellectual property as trade secrets.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing of the first non-provisional application to which priority is claimed. In the United States, patent term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. In the United States, the term of a patent that covers an FDA-approved drug may also be eligible for a patent term extension of up to five years under the Hatch-Waxman Act, which is designed to compensate for the patent term lost during the FDA regulatory review process. The length of the patent term extension is calculated based on the length of time it takes for regulatory review. A patent term extension under the Hatch-Waxman Act cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be restored. Moreover, a patent can only be restored once, and thus, if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug.
Government Regulation and Product Approval
Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. A new drug must be approved by the FDA through the NDA process before it may be legally marketed in the United States.
U.S. Drug Development Process
In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act (FDCA), and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.
The process required by the FDA before a drug may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests, animal studies and formulation studies in accordance with FDA’s good laboratory practice requirements and other applicable regulations;
•submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•approval by an independent IRB ethics committee at each clinical site before each trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with GCP requirements to establish the safety and efficacy of the proposed drug for its intended use;
•submission to the FDA of an NDA after completion of all pivotal trials;
•satisfactory completion of an FDA advisory committee review, if applicable;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, and of selected clinical investigation sites to assess compliance with GCPs; and
•FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

Prior to beginning the first clinical trial with a product candidate in the United States, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, PK, pharmacology, and PD characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.
Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.
Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:
•Phase 1: The product candidate is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
•Phase 2: The product candidate is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•Phase 3: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.
Post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial.
During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new drug.
Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.
While the IND is active and before approval, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.
U.S. Review and Approval Process
Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.
The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act (PDUFA), guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to assure consistent production of the product within required specifications. Additionally, before approving a NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional pivotal Phase 3 trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA or, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.
If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a REMS to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may also require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs.
In addition, the Pediatric Research Equity Act (PREA), requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

Expedited Development and Review Programs
The FDA has a fast track designation program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. With regard to a fast track product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.
Any product submitted to the FDA for approval, including a product with a fast track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs under its current PDUFA review goals.
In addition, a product may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the product.
The Food and Drug Administration Safety and Innovation Act established a category of drugs referred to as “breakthrough therapies” that may be eligible to receive breakthrough therapy designation. A sponsor may seek FDA designation of a product candidate as a “breakthrough therapy” if the product is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met. If a product is designated as breakthrough therapy, the FDA will work to expedite the development and review of such drug.
Fast track designation, breakthrough therapy designation, priority review, and accelerated approval do not change the standards for approval, but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We may explore some of these opportunities for our product candidates as appropriate.

Post-approval Requirements
Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.
The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters, or untitled letters;
•clinical holds on clinical studies;
•refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•product seizure or detention, or refusal to permit the import or export of products;
•consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•mandated modification of promotional materials and labeling and the issuance of corrective information;
•the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of drug products. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined companies from engaging in off-label promotion. The FDA and other regulatory agencies have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labelling.
Marketing Exclusivity
Market exclusivity provisions authorized under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application (ANDA), or an NDA submitted under Section 505(b)(2) (505(b)(2) NDA), submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.
The FDCA alternatively provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to any preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.
Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials. In addition, orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances.

Other Healthcare Laws
Pharmaceutical and medical device manufacturers are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws may constrain the business or financial arrangements and relationships through which we research, as well as, sell, market and distribute any products for which we obtain marketing approval and include, without limitation:
•the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
•the federal false claims laws, including the civil False Claims Act, which can be enforced by private citizens through civil whistleblower or qui tam actions, and civil monetary penalties laws prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
•the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose obligations on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; and
•the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anestheiologist assistants, certified registered nurse anesthetists and certified nurse midwives. The information reported is publicly available on a searchable website, with disclosure required annually.

State and local healthcare laws and regulations may also restrict business practices in the pharmaceutical industry, such as state anti-kickback and false claims laws, which may be broader in scope than their federal counterparts and apply to business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information; state and local laws which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities or that require the registration of pharmaceutical sales representatives; and state and local laws that require the registration of pharmaceutical sales representatives; and state and local laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
Violation of any of such laws or any other governmental regulations that apply may result in penalties, including, without limitation, significant administrative, civil and criminal penalties, damages, fines, imprisonment, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and imprisonment.
Coverage and Reimbursement
Sales of any pharmaceutical product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Significant uncertainty exists as to the coverage and reimbursement status of any newly approved product. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. One third-party payor’s decision to cover a particular product does not ensure that other payors will also provide coverage for the product. As a result, the coverage determination process can require manufactures to provide scientific and clinical support for the use of a product to each payor separately and can be a time-consuming process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics.
In addition, third-party payors are increasingly reducing reimbursements for pharmaceutical products and services. The U.S. government and state legislatures have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Third-party payors are more and more challenging the prices charged, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical products, in addition to questioning their safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Coverage policies and third-party payor reimbursement rates may change at any time. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product.

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Pharmaceutical products may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products and may also compete with imported foreign products. Furthermore, there is no assurance that a product will be considered medically reasonable and necessary for a specific indication, will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be established even if coverage is available or that the third-party payors’ reimbursement policies will not adversely affect the ability for manufacturers to sell products profitably.
Healthcare Reform
In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the ACA was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States. By way of example, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; creates a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.
Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, in January 2017, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have passed. For example, in 2017, Congress enacted the Tax Act, which eliminated the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear when a decision will be made or how the Supreme Court will rule. Although the U.S. Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers, which will remain in effect through 2030 absent additional congressional action, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. For example, at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services (HHS) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. In addition, individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.
FDA Approval and Regulation of Companion Diagnostics
If safe and effective use of a therapeutic depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product. In August 2014, the FDA issued final guidance clarifying the requirements that apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, if FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic device is not approved or cleared for that indication. Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. The review of in vitro companion diagnostics in conjunction with the review of our therapeutic treatments for cancer will, therefore, likely involve coordination of review by the FDA’s Center for Drug Evaluation and Research and the FDA’s Center for Devices and Radiological Health Office of In Vitro Diagnostics and Radiological Health.

Under the FDCA, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval (PMA approval).
The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, a PMA application typically requires data regarding analytical and clinical validation studies. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation (QSR), which imposes elaborate testing, control, documentation and other quality assurance requirements.
PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an approvable letter requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards are not maintained or problems are identified following initial marketing.
After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.
Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not currently a party to any material legal proceedings. Regardless of outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Human Capital Resources
As of January 1, 2021, we had 63 full-time employees. Of these employees, 34 hold Ph.D. or M.D. degrees, and 48 are engaged in research, development and technical operations. Substantially all of our employees work out of our offices in either San Mateo, California, or Cambridge, Massachusetts. We have two dedicated, full-time employees responsible for executing our human capital management strategy and overseeing all aspects of our human resources processes in place to support our employees. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. Since our founding, we have had relatively low turnover of employees, which we attribute to our shared mission of transforming the lives of those affected by cancer.
Our employees are one of our most valuable assets and are essential to our success. We have been purposeful in our efforts to hire, develop and retain diverse talent as well as create an inclusive culture. We are investing in the creation of a work environment that values the health, safety and wellness of our team, and where our employees are inspired to deliver their best every day. All employees are responsible for upholding the Kronos Bio Code of Conduct, which forms the foundation of our policies and practices. As a newly public company, we continue to expand our systems to track key human capital metrics such as demographics, diversity, compensation and benefits, and engagement.
Diversity, Equity and Inclusion
A diverse and inclusive workforce is a business imperative for us. We are committed to creating and maintaining a diverse, inclusive and safe work environment where our employees can bring their best selves to work each day. Our employees bring diversity to our workplace across many critical categories, and we believe our company is stronger as a result of their variety of experiences and backgrounds. For example, more than half of our employees and nearly one-third of our senior leaders are female. As we grow and mature, we look forward to establishing programs that bring in speakers on specific topics, assemble resources for employees on diversity and inclusion, provide support for our female and underrepresented employees to help advance their careers, all while continuing to focus on hiring diverse talent at all levels of the company.
Compensation and Benefits
Our commitment to our employees starts with benefit and compensation programs that value their contributions and offer financial and health programs to them and their families. We strive to provide competitive compensation, benefits and services that serve to attract and retain employees. Our compensation package includes market-competitive salary, bonuses and broad-based stock awards, healthcare and retirement benefits, and unlimited paid time off. We also offer an Employee Stock Purchase Program through which employees can purchase company stock at a discounted price, and offer stipends to cover expenses associated with working from home and the use of personal devices for work purposes. Additionally, we continue to advance transparency in our pay and representation data by complying with all applicable statutory filing requirements.
Communication and Engagement
We strongly believe that Kronos Bio’s success depends on our employees understanding how their work contributes to the company’s overall mission and strategy. We strive to foster open and direct communication, and seek to empower our employees to be our greatest ambassadors. We use a variety of channels to facilitate this, including quarterly business updates from the senior management team; regular town hall meetings, open forums and online platforms, and company-wide written communications; and employee engagement surveys.

Health, Wellness and Safety
Employee safety and well-being is of paramount importance to us, particularly more so during 2020 in light of COVID-19. In response to the pandemic, we have taken extra precautions to reduce the risk of virus exposure for our employees. We provide protective equipment for our employees working at our two sites, have implemented new safety protocols and procedures, utilize software applications to screen employees, in accordance with applicable regulations, who seek to work in the office during open periods, and provide voluntary on-site regular COVID-19 testing. We have also established a governance structure to ensure timely communication and decision making. For our remote employees, we provide productivity and collaboration tools and resources, allow flexible schedules and support their information technology needs. We also regularly promote employee assistance programs to support our employees’ physical, financial and mental well-being.
Corporate Information
We were incorporated under the laws of the State of Delaware on June 2, 2017. Our principal executive offices are located at 1300 So. El Camino Real, Suite 300, San Mateo, California 94402, and our telephone number is (650) 781-5200. Our corporate website address is www.kronosbio.com. We make available, free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after filing such reports with the Securities and Exchange Commission (SEC). Alternatively, you may access these reports at the SEC’s website at www.sec.gov. Information contained on, or accessible through, our website shall not be deemed incorporated into and is not a part of this report. We have included our website in this report solely as an inactive textual reference.

ITEM 1A. RISK FACTORS
RISK FACTORS
We have identified the following material factors that make an investment in our common stock speculative or risky. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making investment decisions regarding our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. The risks described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risks Related to Our Financial Condition and Capital Requirements
We have incurred significant net losses since inception, and we expect to incur losses over the next several years and may not be able to achieve or sustain revenues or profitability in the future.
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
We have incurred significant net losses in each period since we commenced operations in June 2017. For the years ended December 31, 2020, 2019, and 2018, we reported net losses of $88.4 million, $16.1 million, and $6.7 million, respectively. As of December 31, 2020, we had an accumulated deficit of $111.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:
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
We have not generated any revenue from our product candidates and may never be profitable.
Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from any of our product candidates. We do not expect to generate significant revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, our product candidates. ENTO and LANRA, which we only recently acquired from Gilead in July 2020, and KB-0742 are our only product candidates in the clinical stage of development. In addition, all of our product candidates will require additional clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Our ability to generate revenue from our product candidates depends on a number of factors, including, but not limited to:
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
We will need substantial additional funding. If we are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate our product development programs or commercialization efforts.
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
We had cash, cash equivalents, and investments of $462.1 million as of December 31, 2020. We believe that, based upon our current operating plan, our existing capital resources will be sufficient to fund our anticipated operations into 2024, including through the completion of our planned registrational Phase 3 clinical trial of ENTO in combination with IC in AML patients with NPM1 mutations and the completion of our planned Phase 1/2 clinical trial of KB-0742 for the treatment of advanced solid tumors. However, we have based this estimate on our current development plans and assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control, including as a result of the COVID-19 pandemic. In any event, our future capital requirements will depend on many factors, including:
•the scope, progress, results and costs of our planned registrational Phase 3 clinical trial of ENTO in combination with IC for the treatment of AML patients with NPM1 mutations;
•the scope, progress, results and costs of our Phase 1/2 clinical trial of KB-0742;
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
We cannot be certain that our ongoing or planned clinical trials of our product candidates, including our ongoing Phase 1/2 clinical trial of KB-0742, our only internally generated product candidate, or our planned registrational Phase 3 clinical trial of ENTO will begin or be completed when we currently expect, or at all.
We may not realize the benefits of our recent asset acquisition from Gilead or any future acquisitions or strategic transactions.
In the third quarter of 2020, we completed the transfer from Gilead of a portfolio of selective, orally bioavailable small molecule SYK inhibitors, including ENTO and LANRA, that we acquired from Gilead in July 2020, and it is possible that we will encounter challenges with integrating the data and technology, along with the related regulatory materials, related to these acquired product candidates into our business. In such event, our clinical development plans related to the acquired SYK product candidates, including our planned registrational Phase 3 clinical trial of ENTO in combination with IC in AML patients with NPM1 mutations, or the associated or subsequent regulatory filings, could be delayed or otherwise adversely affected.
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
We are unable to predict when or if our products candidates will prove effective or safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim or preliminary results of a clinical trial do not necessarily predict final results. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. In addition, there can be no assurance that the encouraging safety and efficacy data observed in the Phase 1b/2 clinical trial of ENTO in 148 AML patients, which was conducted by Gilead, will be indicative of the safety or efficacy results that we will observe in our planned registrational Phase 3 clinical trial of ENTO in combination with IC in AML patients with NPM1 mutations.
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
•third-party collaborators made undergo a change of control, thus delaying progression of a clinical trial;
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
Any delays in the commencement or completion, or termination or suspension, of our planned or future clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
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
Before obtaining marketing approval from the FDA of ENTO or of any other product candidate in any indication, we must conduct extensive clinical studies to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by our CROs and other third parties for regulatory submissions for our product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. We are required to submit an IND to the FDA, which must become effective prior to initiating any clinical trials in the United States, for our preclinical product candidates.
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

In addition, our proposal for new or emerging biomarker surrogate endpoints may result in data that is not accepted by certain regulatory bodies or industry professionals, or if such endpoints are later found to be insufficient to establish clinical efficacy, may require us to change the design of our clinical trials. With respect to our planned ENTO registrational trial in patients with NPM1 mutated AML, following our discussions with FDA as part of our End-of-Phase 2 meeting, we plan to use measurable residual disease (MRD) negative CR as the primary endpoint in support of accelerated regulatory approval. MRD has only recently emerged as a surrogate endpoint for progression free survival in hematological malignancies, and while regulatory approvals on the basis of MRD status have been granted in acute lymphocytic leukemia and Chronic Lymphocytic Leukemia (CLL), to date there have not been any regulatory approvals on the basis of MRD status in AML. We are proceeding as planned with our randomized, double-blinded, placebo-controlled registrational Phase 3 clinical trial of ENTO in combination with IC in approximately 180 newly diagnosed NPM1-mutated AML patients. We intend to complete the validation of the assay necessary to meet regulatory requirements for a companion diagnostic in parallel with the conduct of the clinical trial. Patients will be randomized to receive standard of care IC in combination with twice-daily ENTO or a placebo. MRD will be assessed in patients who achieve a CR after induction. These patients may then go on to receive consolidation therapy with cytarabine with ENTO or placebo as per their randomization assignment. MRD negative CR in the intent-to-treat population is the proposed primary endpoint for accelerated approval. This planned trial may not enable an expeditious path to regulatory approval in newly diagnosed AML patients with NPM1 mutations and may not be accepted by the FDA or otherwise be sufficient to obtain regulatory approval, which could result in a longer time to potential commercialization of ENTO in the United States, if approved and commercialized at all, and could increase the costs of development and could harm our competitive position in the marketplace. In addition, even if we proceed with our planned Phase 3 clinical trial using MRD negative CR as a surrogate enpoint and were to obtain accelerated approval, failure of the industry to adopt MRD negative CR rate as a valid or meaningful endpoint for an AML therapeutic may result in our clinical trial results being discounted or disregarded by industry professionals.
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
Certain of our current or future scientific advisors or consultants who receive compensation from us may become investigators for our future clinical trials. Under certain circumstances, we may be required to report some of these relationships to the FDA. Although we expect any such relationships to be within the FDA’s guidelines, the FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected the interpretation of the study. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of ENTO or our other product candidates. If we experience delays in the completion of, or termination of, any clinical trial, the commercial prospects of such product candidate will be harmed, and our ability to generate product revenues will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues which may harm our business, financial condition, results of operations and prospects significantly.

If we experience delays or difficulties in enrolling patients in our planned clinical trials, regulatory approval could be delayed or prevented.
We may not be able to initiate or continue our planned clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA. In addition, some of our competitors may have ongoing clinical trials for product candidates that would treat the same or a similar patient population as we plan to treat with our product candidates in clinical trials, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.
We have initiated a Phase 1/2 clinical trial of KB-0742 in cancer patients to evaluate its safety, PK and PD across multiple dose levels and dosing schedules. Following identification of a recommended Phase 2 clinical trial dose and schedule, we intend to enroll expansion cohorts in one or more biomarker-defined patient populations with transcriptionally addicted cancers, beginning with MYC-amplified solid tumors independent of histology. However, if the safety, PK or PD data from the first stage of the clinical trial suggest our initial doses are suboptimal, this would likely delay initiation of the expansion cohorts. We may also seek to enroll an additional cohort of soft tissue sarcoma patients with transcription factor fusions and patients with chordoma, an incurable solid tumor addicted to the brachyury transcription factor, in order to further demonstrate proof of concept for KB-0742. While we believe it is feasible to enroll such patients at major academic centers, patients with these tumor types are relatively rare, and we may unable to enroll or maintain a sufficient number of these patients in any such additional cohort, which could adversely affect our development and registration strategy for KB-0742.
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
If adverse side effects or unexpected characteristics are identified during the development of our product candidates, we may need to abandon or limit the development of a product candidate.
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
In developing a product candidate for certain indications, we may decide to use a biomarker-based test to identify patients for enrollment and, or, monitor patients in clinical trials. For example, we plan to use a biomarker-based test to identify patients for enrollment in our planned registrational Phase 3 clinical trial of ENTO in combination with IC for the treatment of AML patients with NPM1 mutations. If the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. The FDA generally requires contemporaneous approvals of a new companion diagnostic with the proposed therapeutic. To date, the FDA has required premarket approval of all companion diagnostics for cancer therapies. As such, if a satisfactory companion diagnostic is not commercially available, we may be required to create or obtain one that would be subject to regulatory approval or clearance requirements.
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
Other than our ongoing Phase 1/2 clinical trial of KB-0742, which we have recently initiated, we have not as a company conducted any clinical trials to date. We therefore cannot be certain that our ongoing Phase 1/2 clinical trial of KB-0742 or our planned clinical trials will begin or be completed on time, or at all. In addition, the ongoing COVID-19 pandemic may create additional challenges in conducting such clinical trials. Moreover, we currently do not have complete in-house resources to enable our operations, including our planned clinical trials, and we may not be able to hire sufficient qualified personnel to support our planned clinical trials.
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
Because of the relatively small patient population that is planned to be dosed in our Phase 1/2 trial of KB-0742, the results from such clinical trial, if completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to further develop and obtain regulatory approval for this product candidate.
In our Phase 1/2 clinical trial of KB-0742, we plan to evaluate the safety, PK and PD profile of KB-0742 in patients with advanced solid tumors, and define an optimal dose and schedule for expansion cohorts in cancer patients with MYC-amplified solid tumors and other transcriptionally addicted cancers. The number of patients we expect to enroll in this clinical trial is to be significantly smaller than the number of patients that would need to be enrolled in a registrational or other late-stage clinical trial. The results of clinical trials with smaller sample sizes, such as our ongoing Phase 1/2 clinical trial of KB-0742, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of KB-0742, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our initial Phase 1/2 clinical trial.

Risks Related to the Commercialization of Our Product Candidates
If the market opportunities for our product candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, it will adversely affect our revenue potential and ability to achieve profitability.
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
Cancer therapies are sometimes characterized as first line, second line, or third line, and the FDA often approves new therapies initially only for a particular line of use. When cancer is detected early enough, first line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first line therapy, usually chemotherapy, antibody drugs, tumor-targeted small molecules, hormone therapy, radiation therapy, surgery, or a combination of these, proves unsuccessful, second line therapy may be administered. Second line therapies often consist of more or different chemotherapy, radiation, antibody drugs, tumor-targeted small molecules, or a combination of these. Third line therapies can include chemotherapy, antibody drugs and small molecule tumor-targeted therapies, more invasive forms of surgery and new technologies. Although we are proceeding as planned with our randomized, double-blinded, placebo-controlled registrational Phase 3 clinical trial of ENTO in combination with IC in approximately 180 newly diagnosed NPM1-mutated AML patients, in some instances we may initially seek approval of our product candidates as a second- or third-line therapy. Subsequently, for those product candidates that prove to be sufficiently safe and beneficial, if any, we would expect to seek approval as a second line therapy and potentially as a first line therapy, but there is no guarantee that our product candidates, even if approved as a second or third or subsequent line of therapy, would be approved for an earlier line of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.
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
Even if any of our product candidates are approved, they may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success.
The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:
•the efficacy and safety profile as demonstrated in clinical trials compared to alternative treatments, as well as other perceived advantages and disadvantages;
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
•acceptance by hospital pharmacy and therapeutics committees in the U.S., E.U., and other geographies;
•the availability of the approved product candidate for use as a combination therapy, where applicable;
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
We currently have no marketing and sales organization and have no experience as a company in marketing products. If we are unable to establish and maintain marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if approved, we may not be able to generate product revenue.
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

Product liability lawsuits could cause us to incur substantial liabilities and could limit the commercialization of any product candidates that we develop.
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
Any product candidates we develop may become subject to unfavorable third-party coverage and reimbursement policies, third-party reimbursement practices, or health care reform initiatives, which could harm our business.
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
If we are successful in developing ENTO, our lead product candidate, it may compete against product candidates that are currently in clinical development to the extent any such candidates are approved, including: (i) HMPL-523, a SYK inhibitor being developed by Hutchison Medipharma Ltd. that is in Phase 1 evaluation in hematologic malignancies; (ii) product candidates in early clinical development that target the interaction between MLL and MENIN in MLL-r and AML patients with NPM1 mutations, which, if approved, could compete with ENTO, including (a) SNDX-5613, being developed by Syndax Pharmaceuticals, Inc. in a Phase 1 clinical trial as monotherapy in relapsed or refractory AML, and (b) KO-539, being developed by Kura Oncology, Inc. in a Phase 1 clinical trial as monotherapy in relapsed or refractory AML; and (iii) product candidates that may compete with ENTO by addressing the subset of AML patients with FLT3 mutations and are currently in development in combination with FLT3 inhibitors, including (a) venetoclax, a BCL-2 inhibitor being developed by Abbvie, (b) CPX-351, a liposomal formulation of daunorubicin and cytarabine being developed by Jazz Pharmaceuticals, and (c) CC-90009, a cereblon E3 ligase modulator being developed by Bristol-Myers Squibb. If we choose to develop, and are successful in developing LANRA, we expect that LANRA would face competition from the same sources.
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

As a company, we have not completed any clinical trials of any product candidates, nor have we managed the regulatory approval process with the FDA or any other regulatory authority. The time required to obtain approvals from the FDA and other regulatory authorities is unpredictable, and requires successful completion of extensive clinical trials which typically takes many years, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when evaluating clinical trial data can and often changes during drug development, which makes it difficult to predict with any certainty how they will be applied. We may also encounter unexpected delays or increased costs due to new government regulations, including future legislation or administrative action, or changes in FDA policy during the period of drug development, clinical trials and FDA regulatory review.
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
We may in the future choose to conduct one or more clinical trials outside the United States, or include study sites outside the United States, including in Europe or Asia. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the sole basis of foreign data unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence; and (iii) the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Otherwise, for studies that are conducted at sites outside of the United States and not subject to an IND and which are intended to support a marketing application, the FDA requires the clinical trial to have been conducted in accordance with good clinical practice (GCP) requirements and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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
Even if our product candidates receive regulatory approval, they will be subject to significant post-marketing regulatory requirements and oversight. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions on marketing or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems.
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
If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we might become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription pharmaceutical products, such as our product candidates. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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
Disruptions at the FDA, the SEC or other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
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
We plan to attempt to secure approval for ENTO and possibly other of our product candidates from the FDA or comparable foreign regulatory authorities through the use of accelerated approval pathways, which is uncertain. If we are unable to obtain such approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our trials required as a condition to such accelerated approval do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may withdraw approval.
We plan to seek accelerated approval for ENTO and may in the future seek an accelerated approval for one or more of our other product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint, such as MRD negative CR, or intermediate clinical endpoint that it determines is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. If granted, accelerated approval is usually contingent, or conditioned on the sponsor’s agreement to conduct additional post-approval confirmatory studies or extend one or more existing trials to capture additional endpoints to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate FDA approval.
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

We may face difficulties from changes to current regulations and future legislation.
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
For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have passed. On December 22, 2017, President Trump signed into law federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act), which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018 (BBA), among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare Part D drug plans. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear when a decision will be made or how the Supreme Court will rule. Although the U.S. Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2030 unless additional congressional action is taken. COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021, and extended the sequester by one year, through 2030. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. On July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U. S. Department of Health and Human Services (HHS) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able attain profitability or commercialize our product candidates. It is possible that additional governmental action is taken in response to the COVID-19 pandemic.
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
•the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certificed nurse midwives. The information reported is publicly available on a searchable website, with disclosure required annually;
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
Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with those requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition, or results.
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
In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and the legislative landscape is constantly evolving. In particular, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. Further, if we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face significant administrative, civil and criminal penalties. The HHS has the discretion to impose penalties without attempting to first resolve violations. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

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

The withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the European Union, result in restrictions or imposition of taxes and duties for importing our product candidates into the European Union, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the European Union.
Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as “Brexit.” Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom was subject to a transition period that ended December 31, 2020, or the Transition Period, during which EU rules continued to apply. A trade and cooperation agreement, or the Trade and Cooperation Agreement, that outlines the future trading relationship between the United Kingdom and the European Union was agreed in December 2020.
Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from EU directives and regulations, Brexit has had, and may continue to have, a material impact on the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the European Union. For example, Great Britain is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA and, and a separate marketing authorization will be required to marker our product candidates in Great Britain. It is currently unclear whether the Medicines & Healthcare products Regulatory Agency, or MHRA, in the U.K. is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive.
While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the UK and the EU there may be additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period. Further, should the UK diverge from the EU from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses (when compared to the position prior to the end of the Transition Period) to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the UK It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom.

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

We may be subject to U.S. and foreign anti-bribery and anti-corruption laws with respect to our operations, as well as U.S. and certain foreign export controls, trade sanctions, and import laws and regulations. Non-compliance with these laws can subject us to criminal or civil liability and harm our business.
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
Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties. Claims by third parties that we infringe their proprietary rights may result in liability for damages or prevent or delay our developmental and commercialization efforts.
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

Risks Related to Our Reliance on Third Parties
We rely on third parties, including independent clinical investigators and CROs, to conduct certain aspects of our preclinical studies and planned clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
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
Further, these investigators and CROs are not our employees and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to our product candidates and clinical trials. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If independent investigators or CROs fail to devote sufficient resources to the development of our product candidates, or if CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. Additionally, they may undergo a change in control, which could extend, delay or terminate our clinical trials. If we are unable to rely on clinical data collected by our CROs, we could be required to repeat, extend the duration of, or increase the size of any clinical trials we conduct. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed or precluded entirely.
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
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely for the foreseeable future, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that we may commercialize. In this regard, while we have purchased initial inventory of active pharmaceutical ingredients (APIs) and product candidates for ENTO and LANRA from Gilead under the Gilead Asset Purchase Agreement, we will need to obtain further supplies of APIs and clinical drug supply for ENTO, KB-0742 and, if we choose to develop it, LANRA, from third-party manufacturers. We do not currently have arrangements in place for redundant supply for APIs or our clinical product candidates. In addition, we only recently completed the transfer of the SYK technology we acquired from Gilead in July 2020, and we have not yet transferred the manufacturing technology for ENTO or LANRA to a third-party manufacturer. We will need to arrange for the manufacture of these product candidates for use in clinical trials, including our planned registrational Phase 3 clinical trial of ENTO in combination with IC in AML patients with NPM1 mutations.
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

We have grown rapidly and will need to continue to grow the size of our organization and expand our capabilities, and we may experience difficulties in managing this growth.
As of January 1, 2021, we had 63 full-time employees. As of January 1, 2019, we had nine full-time employees and within the last 18 months, we have expanded our executive team with the additions of our Chief Medical Officer and Executive Vice President, Clinical Development, our Chief Scientific Officer, our Chief Operating Officer and General Counsel, our Chief Financial Officer. and our Senior Vice President, Pharmaceutical Development and Manufacturing . We expect to experience continued growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, research science, clinical operations, manufacturing, regulatory affairs, and, if any of our product candidates receives marketing approval, sales, marketing and distribution. In addition, we are building a self-sufficient accounting and finance group within our company, and have relied and continue to rely on a third-party accounting consulting firm to augment our internal accounting and finance function. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. We have built out our leased office and laboratory space in Cambridge, Massachusetts, which we now occupy, and are building out leased office space in San Mateo to accommodate our growing workforce there. It is possible that we will encounter delays or difficulties with our move to this new facility, including due to the ongoing COVID-19 pandemic, which could negatively impact our operating plans.
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
If we are not able to effectively manage growth and expand our organization, we may not be able to successfully implement the tasks necessary to further develop and commercialize ENTO, LANRA, KB-0742, our other pipeline product candidates or any future product candidates and, accordingly, may not achieve our research, development and commercialization goals.
Our information technology systems, or those used by our third-party CROs or other contractors or consultants, may fail, be disrupted or suffer security breaches, which could result in a material disruption of our discovery and development programs or otherwise materially and adversely affect our business.
Despite the implementation of security measures, our internal computer systems and those of our current and future CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, and telecommunication and electrical failures. If such an event occurs and causes interruptions in our operations, it could result in a material disruption of our discovery and development programs and our business operations. For example, the loss of data from completed or future preclinical studies and clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates and will rely on third parties to conduct our clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business.

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
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
Under the Tax Act, as modified by the CARES Act, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. As a result of our private placements and other transactions that have occurred over the past three years, including our recently completed IPO, we may have experienced, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent issuances of our common stock or other shifts in our stock ownership. We anticipate incurring significant additional net losses for the foreseeable future, and our ability to utilize net operating loss carryforwards associated with any such losses to offset future taxable income may be limited to the extent we incur future ownership changes. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023. As a result, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could adversely affect our future cash flows.
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
Our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

Risks Related to Our Common Stock
Provisions in our corporate charter documents and under Delaware law could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.
Provisions of our amended and restated certificate of incorporation and amended and restated bylaws may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares or transactions that our stockholders might otherwise deem to be in their best interests. Therefore, these provisions could adversely affect the price of our common stock. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws:
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
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
An active trading market for our common stock may not be sustained.
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
The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.
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
Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
We and our officers, directors, and holders of substantially all of our capital stock, stock options and other securities convertible into, exercisable or exchangeable for our capital stock outstanding immediately prior to the closing of our IPO have agreed with the underwriters for our IPO, subject to certain exceptions, not to dispose of or hedge any of common stock or securities convertible into or exchangeable for shares of common stock for a period of 180 days following the date of the final prospectus for our IPO, except with the prior written consent of Goldman Sachs & Co. LLC, Jefferies LLC, Cowen and Company, LLC and Piper Sandler & Co. on behalf of the underwriters. We refer to such period as the lock-up period. When the lock-up period expires on April 7, 2021, we and our securityholders subject to a lock-up agreement or market stand-off agreement will be able to sell our shares in the public market. In addition, Goldman Sachs & Co. LLC, Jefferies LLC, Cowen and Company, LLC and Piper Sandler & Co. may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements at any time and for any reason. Sales of a substantial number of such shares upon expiration of the lock-up and market stand-off agreements, the perception that such sales may occur, or early release of these agreements, could cause our market price to fall.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
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
We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.
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

We incur substantial costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.
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
Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be the sole source of gain for our stockholders.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters are located in San Mateo, California, where we lease approximately 8,075 square feet of office space pursuant to a lease agreement which commenced on August 1, 2018. On February 8, 2021, we amended our lease agreement and plan to relocate to an area in the same building consisting of 17,340 square feet of office space on or about July 1, 2021. The amendment extended the expiration date of the lease from April 30, 2025 to the earlier of the last day of the 60th calendar month following the commencement of the relocation or August 31, 2026. Previously, we occupied approximately 4,860 square feet of office, research and development, engineering, and laboratory space in Cambridge, Massachusetts pursuant to a license agreement which commenced on December 1, 2018 and was terminated January 31, 2021. Currently, we lease approximately 40,514 square feet of office and laboratory space in Cambridge, Massachusetts pursuant to a lease agreement which was entered into on February 28, 2020 and expires on February 28, 2031. We have completed the build out of this facility, which we began to occupy on November 24, 2020. We believe that our existing facilities are adequate for the foreseeable future. As we expand, we believe that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we may become involved in litigation or other legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of December 31, 2020, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probably to have a material effect on our business.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Our Common Stock
Our common stock began trading on The Nasdaq Global Select Market under the symbol “KRON” on October 9, 2020. Prior to that date, there was no public trading market for our common stock.
Holders of Common Stock
As of March 22, 2021, there were approximately 153 holders of record for our common stock.
Stock Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph shows the value of an investment of $100 from October 9, 2020 (the date our common stock commenced trading on The Nasdaq Global Select Market) through December 31, 2020, in our common stock, the Standard & Poor’s 500 Index (S&P 500), the Nasdaq Biotechnology Index, and Nasdaq Composite Index. The historical stock price performance of our common stock shown in the performance graph is not necessarily indicative of future stock price performance.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans in Item 12 of Part III of this Annual Report on Form 10-K is incorporated herein by reference.

Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Use of Proceeds from our Initial Public Offering of Common Stock
In October 2020, we completed our initial public offering, pursuant to which we sold 15,131,579 shares of our common stock at a price to the public of $19.00 per share, including 1,973,684 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. The shares were registered pursuant to a registration statement on Form S-1 (File No. 333-248925) that were declared or became effective on October 8, 2020. As a result of our IPO, we raised a total of approximately $263.7 million in net proceeds after deducting underwriting discounts and commissions of $20.1 million and offering expenses of approximately $3.7 million. Goldman Sachs & Co. LLC, Jefferies LLC, Cowen and Company, LLC and Piper Sandler & Co. acted as joint book-running managers for our IPO.
Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and investments. As of December 31, 2020, we have not used any of the net proceeds from our IPO.
We expect to use the net proceeds from our IPO as described under “Use of Proceeds” in the final prospectus for the IPO, as filed with the SEC on October 9, 2020. We cannot predict with certainty all of the particular uses for the net proceeds from our IPO, or the amounts that we will actually spend on the uses set forth above. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors, including our ability to access additional financing, the relative success and cost of our research, preclinical and clinical development programs and whether we are able to enter into future licensing arrangements. As a result, our management will have broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from our IPO.
ITEM 6. SELECTED FINANCIAL DATA
The Company has elected to comply with Item 301 of Regulation S-K, as amended February 10, 2021 and is omitting this disclosure and reliance thereon.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Annual Report. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Forward-Looking Statements” and “Risk Factors.”
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

Our lead product candidate, entospletinib (ENTO), which we acquired from Gilead Sciences in July 2020, is an orally administered, selective SYK inhibitor that has been tested in more than 200 AML patients. Our expertise in TRN biology allowed us to recognize SYK as a critical node in the HOX/MEIS TRN, and this acquisition accelerated our pipeline to late clinical stage. Based on clinical results in a biomarker-defined subset of patients and based on the discussion and guidance from our recent End-of-Phase 2 meeting with the FDA, we intend to proceed as planned with our registrational Phase 3 clinical trial of ENTO using measurable residual disease (MRD) negative complete response (CR) as the primary endpoint. We plan to initiate such Phase 3 clinical trial in mid-2021, with MRD negative CR data expected in the second half of 2023. We plan to have similar discussions regarding use of this surrogate primary endpoint with the European Medicines Agency later in 2021. In addition, we are developing KB-0742, which is designed to be an orally bioavailable inhibitor of CDK9 with a differentiated selectivity profile, for the treatment of MYC-amplified solid tumors. The FDA cleared our IND for KB-0742 in December 2020. In February 2021, the first patient was dosed in our Phase 1/2 clinical trial of KB-0742 in patients with advanced solid tumors. We plan to report initial data from this trial in the fourth quarter of 2021, with a data read-out from the expansion cohorts of the trial anticipated in 2022. In addition, we are leveraging our product engine to drive multiple oncology discovery programs targeting dysregulated transcription factors and their associated TRNs.
The following chart summarizes the current stages of our development programs, including our lead product candidate, ENTO, as well as KB-0742, and our next anticipated milestones.

We also are executing on robust discovery programs across multiple TRNs, which focus on four cancer types where dysregulated transcription plays a central role: hematologic malignancies, prostate cancer, MYC-driven cancers, and small cell/neuroendocrine cancers. We anticipate submitting an IND for a drug candidate arising from one of these programs in 2022, although we may not be successful in identifying product candidates that can selectively modulate the specific oncogenic TRNs associated with such programs.
In October 2020, we completed the initial public offering (IPO) of our common stock. In the IPO, we issued and sold 15,131,579 shares of our common stock at a price to the public of $19.00 per share, inclusive of the exercise in full by the underwriters of their option to purchase additional shares. We received approximately $263.7 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses. In August 2020, we raised approximately $151.3 million through a private financing of the sale of

$155.2 million principal amount of convertible notes (2020 Notes). Upon closing of the IPO, the 2020 Notes automatically converted into a total of 9,610,713 shares of our common stock. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and, to a lesser extent, general and administrative expenditures.
The current COVID-19 pandemic has presented substantial public health and economic challenges around the world. We cannot at this time predict the specific extent, duration or impact that COVID-19 will have on our financial condition and operations, including ongoing research activities, ongoing and planned clinical trials and our financial results. While we are currently conducting a Phase 1/2 clinical trial for KB-0742 and are preparing to initiate clinical trials in 2021, COVID-19 precautions may directly or indirectly impact their timelines and interrupt clinical enrollment.
Since our formation in June 2017, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, identifying, acquiring and developing our product candidates, building our product engine, establishing our intellectual property portfolio, and providing general and administrative support for these operations. We have principally financed our operations to date through private placements of preferred stock and convertible debt, and our IPO.
Since our formation, we have incurred significant operating losses, primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. Our net losses were $88.4 million, $16.1 million, and $6.7 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020 and 2019, we had an accumulated deficit of $111.9 million and $23.5 million, respectively. As of December 31, 2020 and 2019, we had $462.1 million and $96.9 million of cash, cash equivalents and investments, respectively. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.

Strategic Agreements
Gilead Asset Purchase Agreement
In July 2020, we entered into the Gilead Asset Purchase Agreement, pursuant to which we acquired certain assets from Gilead related to ENTO and LANRA, and patents and other intellectual property covering or related to the development, manufacture and commercialization of ENTO and LANRA.
In consideration for such assets, on the date of the Gilead Asset Purchase Agreement, we made a $3.0 million upfront cash payment and issued a $3.0 million principal amount convertible promissory note to Gilead (Gilead Note). We also made a $0.7 million payment to reimburse Gilead for certain liabilities we assumed pursuant to the Gilead Asset Purchase Agreement. In addition, we are required to make milestone payments upon successful achievement of certain regulatory and sales milestones for ENTO, LANRA and other SYK inhibitor compounds covered by the patent rights acquired pursuant to the Gilead Asset Purchase Agreement and developed by us as a back-up to ENTO or LANRA (Other Compounds). Upon initiation of our planned registrational Phase 3 clinical trial of ENTO in combination with IC in AML patients with NPM1 mutations, we will be required to pay a milestone to Gilead of $29.0 million, and upon successful completion of certain other regulatory milestones in the United States, European Union and United Kingdom for ENTO, LANRA and any Other Compounds, across up to two distinct indications, we will be required to pay to Gilead an aggregate total of $51.3 million. Upon achieving certain thresholds for the aggregate annual net sales of ENTO, LANRA and any Other Compounds combined, we would owe to Gilead potential milestone payments totaling $115.0 million.
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
Harvard License Agreement
In January 2018, we entered into a license agreement with President and Fellows of Harvard College (Harvard), pursuant to which Harvard granted us a non-exclusive, worldwide, royalty-free license to certain intellectual property for the purpose of commercializing products relating to our SMM platform. We paid a one-time license fee in the amount of $10,000 on the date of the agreement, an annual license maintenance fee of $20,000 on each of the first two anniversaries and an annual license fee of $25,000 on each subsequent anniversary until the last to expire of any valid claim included in the licensed patents.

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
Because we are working on multiple research and development programs at any one time, we intend to track our direct costs by the stage of program, clinical or preclinical. However, our internal costs, employees and infrastructure are not directly tied to any one program and are deployed across multiple programs. As such, we do not track indirect costs on a specific program basis.
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

Change in Fair Value of Convertible Notes Payable
We elected on issuance to account for our convertible notes payable (2020 Notes and Gilead Note) at fair value until their settlement. The change in fair value of our convertible notes payable was recognized through the statement of operations and comprehensive loss. The 2020 Notes and the Gilead Note settled on the closing of our IPO in October 2020.
Interest Expense
Interest expense consists of debt issuance costs we incurred to issue the 2020 Notes. The debt issuance costs were expensed on issuance because we elected to record the 2020 Notes at fair value.
Interest and Other Income, Net
Interest and other income, net primarily consists of interest earned on our cash, cash equivalents and investments.
Results of Operations
Comparison of Years Ended December 31, 2020, 2019, and 2018
The following table summarizes our results of operations for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,			Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	(in thousands)
Operating expenses:
Research and development	$43,250	$13,446	$5,033	$29,804	$8,413
General and administrative	14,794	3,370	1,612	11,424	1,758
Total operating expenses	58,044	16,816	6,645	41,228	10,171
Loss from operations	(58,044)	(16,816)	(6,645)	(41,228)	(10,171)
Other income (expense), net:
Change in fair value of convertible notes payable	(27,408)	—	—	(27,408)	—
Interest expense	(3,890)	(3)	(76)	(3,887)	73
Interest and other income, net	898	702	—	196	702
Total other income (expense), net	(30,400)	699	(76)	(31,099)	775
Net loss	$(88,444)	$(16,117)	$(6,721)	$(72,327)	$(9,396)
Research and Development Expenses
The following table summarizes our research and development expenses for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,			Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
	(in thousands)
Direct Costs	$25,075	$7,760	$3,481	$17,315	$4,279
Indirect Costs:
Personnel	11,300	2,642	792	8,658	1,850
Facilities, depreciation and other expenses	6,875	3,044	760	3,831	2,284
Total research and development expenses	$43,250	$13,446	$5,033	$29,804	$8,413

Research and development expenses were $43.3 million for the year ended December 31, 2020, compared to $13.5 million for the year ended December 31, 2019. The increase of $29.8 million was primarily due to $6.6 million in acquisition costs for our SYK portfolio related to the Gilead Asset Purchase Agreement (See Note 13), an increase of $9.9 million in outside and consulting research expenses, and an increase of $8.7 million in personnel costs primarily attributable to increased research and development personnel headcount, including an increase in stock-based compensation of $1.3 million. Also contributing to this increase in research and development expenses is an increase of $3.4 million in facilities, depreciation and other expenses primarily attributable to the commencement of the lease for our new Cambridge facility (as described below) in March 2020, and an increase of $1.2 million in lab supplies related to increased development activity in connection with our preclinical product candidates.
Research and development expenses were $13.5 million for the year ended December 31, 2019 compared to $5.0 million for the year ended December 31, 2018. The increase of $8.4 million was primarily due to an increase of $3.5 million in outside and consulting research expenses and an increase of $0.7 million in lab supplies related to increased development activity in connection with our preclinical product candidates, an increase of $1.9 million in personnel costs primarily attributable to increased research and development personnel headcount, including $0.1 million of additional stock-based compensation, and an increase of $2.3 million in facilities, depreciation and other expenses primarily attributable to our lab facilities move which took place in December 2018.
General and Administrative Expenses
General and administrative expenses were $14.8 million for the year ended December 31, 2020 compared to $3.4 million for the year ended December 31, 2019. The increase of $11.4 million was primarily due to an increase of $2.2 million in personnel costs, primarily attributable to increased general and administrative personnel headcount to support the growth of our research and development organization, a $3.9 million increase in professional fees primarily attributable to legal, insurance, and outside consultant costs, and a $3.0 million increase in other expenses primarily attributable to facility costs, employee onboarding costs, and taxes and filing fees. Also contributing to this increase in general and administrative expenses is an increase in stock-based compensation of $2.3 million attributable to both the increases in personnel costs and outside consulting services.
General and administrative expenses were $3.4 million for the year ended December 31, 2019 compared to $1.6 million for the year ended December 31, 2018. The increase of $1.8 million was primarily due to an increase of $0.8 million in personnel costs primarily attributable to increased general and administrative personnel headcount to support the growth of our research and development organization, an increase of $0.6 million in professional fees primarily attributable to legal and outside consultant costs, and an increase of $0.2 million in facilities costs related to our office space lease that commenced in August 2018.
Change in Fair Value of Convertible Notes Payable
The change in fair value of convertible notes payable of $27.4 million for the year ended December 31, 2020 was directly attributable to the Company’s issuance and settlement of the 2020 Notes and the Gilead Note. There were no similar transactions in the years ended December 31, 2019 and 2018.
Interest Expense
Interest expense of $3.9 million for the year ended December 31, 2020 and consists of debt issuance costs that were expensed on issuance of the 2020 Notes. There were no similar material transactions in the years ended December 31, 2019 and 2018.
Interest and Other Income, Net
Interest and other income, net was $0.9 million and $0.7 million for the years ended December 31, 2020 and 2019, respectively. The $0.2 million increase was due to interest earned on our cash equivalents and investments as our combined cash, cash equivalents and investments interest earning balance was higher during the twelve months ended December 31, 2020. The Company did not have interest earning assets in the year ended December 31, 2018.

Liquidity, Capital Resources and Plan of Operations
Sources of Liquidity
To date, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever. Prior to our IPO, our operations were financed primarily by net proceeds from the sale and issuance of our convertible preferred stock and the 2020 Notes, totaling aggregate gross proceeds of $278.2 million. As of December 31, 2020, we had cash, cash equivalents and investments of $462.1 million.
Upon completion of our IPO on October 14, 2020, we sold an aggregate of 15,131,579 shares of our common stock including 1,973,684 shares of common stock sold pursuant to the full exercise of the underwriters’ option to purchase additional shares at a price to the public of $19.00 per share and received approximately $263.7 million in net proceeds after deducting underwriting discounts and commissions and offering expenses.
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
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Cash used in operating activities	$(37,912)	$(15,082)	$(6,441)
Cash used in investing activities	(160,235)	(67,581)	(1,075)
Cash provided by financing activities	415,613	105,007	16,218
Net increase in cash and cash equivalents	$217,466	$22,344	$8,702

Operating Activities
During the year ended December 31, 2020, cash used in operating activities was $37.9 million, which was primarily attributable to our net loss of $88.4 million, partially offset by non-cash charges of $44.1 million and cash provided by changes in our operating assets and liabilities of $6.5 million. Net cash provided by changes in our operating assets and liabilities of $6.5 million during the year ended December 31, 2020 consisted of an increase of accounts payable and accrued expenses $6.0 million and an increase of $4.7 million in other liabilities, partially offset by an increase of $5.2 million in prepaid and other current assets. The increase in accounts payable and accrued expenses was largely due to increases in accrued compensation and external research and development costs and the increase in other liabilities was primarily the result of an increase in the unvested early exercised share liability. The increase in prepaid and other current assets was primarily due to increases in prepaid insurance and external research and development and outside services.
During the year ended December 31, 2019, cash used in operating activities was $15.1 million, which was primarily attributable to our net loss of $16.1 million, partially offset by non-cash charges of $0.8 million and cash provided by changes in our operating assets and liabilities of $0.3 million. Net cash provided by changes in our operating assets and liabilities of $0.3 million during the year ended December 31, 2019 consisted of an increase of $1.3 million in accounts payable and accrued expenses as well as a decrease of $0.2 million related to other long-term assets, partially offset by an increase of $0.6 million in prepaid expenses and other current assets and a decrease of $0.2 million in other liabilities. The increase in accounts payable and accrued expenses was largely due to an increase in external research and development costs. The increase in prepaid expenses and other current assets was due to interest earned on available-for-sale securities.
During the year ended December 31, 2018, cash used in operating activities was $6.4 million, which was primarily attributable to our net loss of $6.7 million, partially offset by $0.1 million of cash provided by changes in our operating assets and non-cash charges of $0.2 million. Net cash provided by changes in operating assets and liabilities of $0.1 million during the year ended December 31, 2018 consisted of an increase in other long-term assets of $0.2 million, offset by an increase in other liabilities of $0.2 million and an increase of $0.2 million in accounts payable and accrued expenses. The increase in other long-term assets and other liabilities was primarily due to recognition of the right-of-use operating lease for our office space.
Investing Activities
During the year ended December 31, 2020, cash used in investing activities was $160.2 million, consisting of $78.7 million in cash received from investment maturities, offset by $229.3 million of net investment purchases and $9.6 million for the purchase of property and equipment.
During the year ended December 31, 2019, cash used in investing activities was $67.6 million, consisting of $64.6 million of net investment purchases and $2.9 million for the purchase of property and equipment.
During the year ended December 31, 2018, cash used in investing activities was $1.1 million, consisting of purchases of property and equipment.
Financing Activities
During the year ended December 31, 2020, net cash provided by financing activities was $415.6 million, consisting primarily of net proceeds from the IPO of $263.7 million, net proceeds from the issuance of convertible notes (2020 Notes) of $151.3 million and proceeds from the exercise of stock options of $0.6 million.
During the year ended December 31, 2019, net cash provided by financing activities was $105.0 million, consisting of net proceeds of $104.9 million from our sales of shares of our Series A convertible preferred stock and proceeds from the exercise of stock options of $0.1 million.
During the year ended December 31, 2018, cash provided by financing activities was $16.2 million, consisting primarily of net proceeds from our sales of Series Seed convertible preferred stock.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2020:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations (1)	$50,401	$4,764	$9,722	$9,885	$26,030
Finance lease obligations	6	6	—	—	—
Total	$50,407	$4,770	$9,722	$9,885	$26,030

(1) Represents minimum operating lease payments under operating leases for facilities in San Mateo, California and Cambridge, Massachusetts.
In 2020, we entered into additional lease agreements to expand our office and lab spaces. On February 28, 2020, we entered into an 11-year lease agreement to move our research and development operations to a 40,514 square-foot facility at 301 Binney Street, Cambridge, Massachusetts (new Cambridge facility). The initial annual base rent is approximately $4.1 million and such amount will increase by 3% annually on each anniversary of the rent commencement date, which was October 2020.
In May 2020, we amended our agreement to extend the lease for our office space in San Mateo, California through April 2025. The initial annual base rent was approximately $0.3 million, and such amount increases by 3.0% annually on each anniversary of the commencement date. In July 2020, we expanded to an adjacent suite for an additional lease through April 2025 with similar economic terms and an additional initial annual base rent of $0.2 million. In February 2021, we entered into a new lease agreement to substitute our office space in San Mateo, California for a larger space within the same property. Refer to Note 17 included in Item 8 of Part II of this Annual Report on Form 10-K for further detail.
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
We enter into contracts in the ordinary course of business with CROs for clinical trials, preclinical and clinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts do not contain any minimum purchase commitments and are generally terminable by us upon prior notice and, as a result, are not included in the table of contractual obligations above. Payments due upon termination generally consist only of payments for services provided and expenses incurred up to the date of termination.
Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in more detail in the notes to our financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Accrued Research and Development Expenses
As part of the process of preparing our financial statements, we are required to estimate our accrued research and development and manufacturing expenses. This process involves reviewing open contract and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:
•CROs in connection with performing research activities on our behalf and conducting preclinical studies and clinical trials on our behalf;
•investigative sites or other service providers in connection with clinical trials;
•vendors in connection with preclinical and clinical development activities; and
•vendors related to product manufacturing and development and distribution of preclinical and clinical supplies.
We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CROs that conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract, which may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the completion of scientific milestones. In accruing fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of accrued research and development expenses.
Stock-Based Compensation
We measure stock options and other stock-based awards granted to employees, directors, and non-employees based on their fair value on the date of grant and recognize stock-based compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We recognize the impact of forfeitures on stock-based compensation expense as forfeitures occur. We apply the straight-line method of expense recognition to all awards with only service-based vesting conditions.
We estimate the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model. This model requires the use of highly subjective assumptions to determine the fair value of stock-based awards, including:
•Fair Value of Common Stock—For grants before the completion of our IPO in October 2020 when we were a privately held company with no public market for our common stock, the fair value of our common stock underlying share-based awards was estimated on each grant date by our Board of Directors. In order to determine the fair value of our common stock underlying option grants, our Board of Directors considered, among other things, valuations of our common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accounts Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. For all grants subsequent to our IPO in October 2020, the fair value of common stock was determined by taking the closing price per share of common stock as reported on the Nasdaq Stock Market.

•Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding. We use the simplified method to determine the expected term, which is based on the average of the time-to-vesting and the contractual life of the options.
•Expected Volatility—The expected volatility for the years ended December 31, 2020, 2019 and 2018 is estimated based on the average historical volatilities of common stock of comparable publicly traded entities over a period equal to the expected term of the stock option grants. The comparable companies are chosen based on their size, stage in the product development cycle or area of specialty. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.
•Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the awards.
•Expected Dividend—We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.
See Note 10 to our financial statements included elsewhere in this Annual Report to Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option-pricing model to determine the estimated fair value of our stock options granted in the years ended December 31, 2020, 2019, and 2018.
Stock-based compensation expense was $3.8 million, $0.1 million and $30,000 during the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, we had $36.3 million, $17.1 million, and $0.5 million of total unrecognized stock-based compensation costs for stock options, restricted stock units, and restricted stock awards, respectively, which we expect to recognize over a weighted-average period of 3.70, 2.94, and 3.58 years, respectively.
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
Recently Issued and Adopted Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is provided in Note 2 to our financial statements included elsewhere in Item 8 of Part II of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents, short-term investments, and long-term investments. As of December 31, 2020, our cash equivalents and short-term investments consisted of money market funds, certificates of deposit, corporate bonds, and U.S. Treasury securities. As of December 31, 2020, our long-term investments consisted of investments in U.S. Treasury securities, U.S. agency securities, certificates of deposit, and corporate bonds that have contractual maturities of greater than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes resulting from the impact of the COVID-19 pandemic. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. If a 100 basis point increase or decrease in interest rates were to have occurred on December 31, 2020, this change would not have had a material impact on our financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.
Foreign Currency Exchange Risk
All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that permit us to satisfy our payment obligations in U.S. dollars (at prevailing exchange rates) but have underlying payment obligations denominated in foreign currencies, primarily including the Euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not had a formal hedging program with respect to foreign currency. We believe a hypothetical 100 basis point increase or decrease in exchange rates at December 31, 2020 would not have had a material effect on our financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We believe that inflation has not had a material effect on our financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Kronos Bio, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Kronos Bio, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the US. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether to due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
Redwood City, California
March 23, 2021

KRONOS BIO, INC.
Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$248,009	$32,570
Short-term investments	165,052	59,614
Prepaid expenses and other current assets	6,741	1,119
Total current assets	419,802	93,303
Long-term investments	49,001	4,762
Property and equipment, net	13,646	3,721
Operating lease right-of-use assets	27,322	473
Restricted cash	2,027	—
Other noncurrent assets	166	427
Total assets	$511,964	$102,686
Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$4,550	$1,506
Accrued expenses	4,974	818
Current portion of operating lease liabilities	937	285
Current portion of other liabilities	2,395	88
Total current liabilities	12,856	2,697
Noncurrent operating lease liabilities	31,120	211
Other noncurrent liabilities	2,469	74
Total liabilities	46,445	2,982
Commitments and contingencies (Note 13)
Convertible preferred stock, $0.001 par value; zero and 21,506,977 shares authorized as of December 31, 2020 and 2019, respectively; zero and 21,504,893 share issued and outstanding as of December 31, 2020 and 2019, respectively; zero and $123,016 liquidation preference as of December 31, 2020 and 2019, respectively.	—	122,907
Stockholder's equity:
Common stock, $0.001 par value, 200,000,000 and 40,000,000 shares authorized as of December 31, 2020 and 2019 respectively; 54,073,901 and 5,660,391 shares issued and outstanding as of December 31, 2020 and 2019, respectively.	54	6
Additional paid-in capital	577,390	271
Accumulated deficit	(111,906)	(23,462)
Accumulated other comprehensive loss	(19)	(18)
Total stockholders' equity (deficit)	465,519	(23,203)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$511,964	$102,686

The accompanying notes are an integral part of these financial statements.

KRONOS BIO, INC.
Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019	2018
Operating expenses:
Research and development	$43,250	$13,446	$5,033
General and administrative	14,794	3,370	1,612
Total operating expenses	58,044	16,816	6,645
Loss from operations	(58,044)	(16,816)	(6,645)
Other income (expense), net:
Change in fair value of convertible notes payable	(27,408)	—	—
Interest expense	(3,890)	(3)	(76)
Interest and other income, net	898	702	—
Total other income (expense), net	(30,400)	699	(76)
Net loss	(88,444)	(16,117)	(6,721)
Other comprehensive income (loss):
Net unrealized loss on available-for-sale securities	(1)	(18)	—
Net comprehensive loss	$(88,445)	$(16,135)	$(6,721)
Net loss per share, basic and diluted	$(5.43)	$(3.05)	$(1.38)
Weighted-average number of shares used to compute net loss per share, basic and diluted	16,277,247	5,278,748	4,856,774
The accompanying notes are an integral part of these financial statements.

KRONOS BIO, INC.
Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	—	$—	4,844,551	$5	$9	$—	$(624)	$(610)
Proceeds from common stockholder	—	—	—	—	4	—	—	$4
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	—	—	121,676	—	1	—	—	1
Stock-based compensation expense	—	—	—	—	30	—	—	30
Issuance of Series Seed convertible preferred stock at $2.31 per share, net of issuance costs of $31	7,806,977	17,985	—	—	—	—	—	—
Net loss	—	—		—	—	—	(6,721)	(6,721)
Balance at December 31, 2018	7,806,977	$17,985	4,966,227	$5	$44	$—	$(7,345)	$(7,296)
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	—	—	694,164	1	114	—	—	115
Stock-based compensation expense	—	—	—	—	113	—	—	113
Issuance of Series A convertible preferred stock at $7.67 per share, net of issuance costs of $78	13,697,916	104,922	—	—	—	—	—	—
Net unrealized loss on available-for-sale securities	—	—			—	(18)	—	(18)
Net loss	—	—	—	—	—	—	(16,117)	(16,117)
Balance at December 31, 2019	21,504,893	$122,907	5,660,391	$6	$271	$(18)	$(23,462)	$(23,203)
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	—	—	795,026	—	645	—	—	645
Stock-based compensation expense	—	—	—	—	3,753	—	—	3,753
Net unrealized gain on available-for-sale securities	—	—	—	—	—	(1)	—	(1)
Issuance of common stock upon initial public offering, net of commission and issuance costs of $23,775	—	—	15,131,579	15	263,710	—	—	263,725
Conversion of preferred stock into common stock	(21,504,893)	(122,907)	22,687,625	23	122,884	—	—	122,907
Issuance of common stock upon conversion of convertible notes	—	—	9,799,280	10	186,127	—	—	186,137
Net loss	—	—	—	—	—	—	(88,444)	(88,444)
Balance at December 31, 2020	—	$—	54,073,901	$54	$577,390	$(19)	$(111,906)	$465,519
The accompanying notes are an integral part of these financial statements.

KRONOS BIO, INC.
Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(88,444)	$(16,117)	$(6,721)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	839	356	91
Net amortization/accretion on available-for-sale securities	326	(4)	—
Change in accrued interest on available-for-sale securities	265	45	—
Change in fair value of convertible notes payable	27,408	—	—
Debt issuance costs on convertible notes payable	3,889	—	—
Acquired in-process research and development	3,565	—	—
Stock-based compensation expense	3,753	113	30
Noncash lease expense	4,027	249	69
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,226)	(607)	5
Other long-term assets	261	(153)	(247)
Accounts payable	2,807	716	(28)
Accrued expenses	3,229	620	193
Right-of-use operating assets and liabilities, net	685	(252)	(43)
Other liabilities	4,704	(48)	210
Net cash used in operating activities	(37,912)	(15,082)	(6,441)

Cash flows from investing activities:
Purchase of property and equipment	(9,568)	(2,948)	(1,075)
Purchase of available-for-sale securities	(229,328)	(64,633)	—
Maturities of available-for-sale securities	78,661	—	—
Net cash used by investing activities	(160,235)	(67,581)	(1,075)

Cash flows from financing activities:
Proceeds from initial public offering, net of commission and issuance costs	263,725	—	—
Proceeds from issuance of convertible notes, net of issuance costs	151,275	—	—
Principal payments on finance lease	(32)	(30)	(72)
Proceeds from issuance of common stock upon exercise or vesting of stock options	645	115	5
Proceeds from issuance of preferred stock, net of financing fees	—	104,922	16,285
Net cash provided by financing activities	415,613	105,007	16,218

Net increase in cash and cash equivalents	217,466	22,344	8,702
Cash, cash equivalents and restricted cash at beginning of period	32,570	10,226	1,524
Cash, cash equivalents and restricted cash at end of period	$250,036	$32,570	$10,226

Supplemental disclosures of non-cash activities:
Common stock issued on conversion of convertible preferred stock	$122,907	$—	$—
Common stock issued on conversion of convertible notes payable	$186,137	$—	$—
Property and equipment additions included in accounts payable and accrued expenses	$1,280	$116	$104
Right-of-use asset obtained in exchange for operating lease liability	$28,839	$4	$810
Property and equipment obtained in exchange for finance lease liability	$—	$—	$139
Issuance of convertible preferred stock upon conversion of convertible notes	$—	$—	$1,700
The accompanying notes are an integral part of these financial statements.

KRONOS BIO, INC.
Notes to Financial Statements

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
Basis of Presentation
The accompanying financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America (GAAP).
Initial Public Offering
In October 2020, the Company completed an initial public offering (IPO) of its common stock. In connection with its IPO, the Company issued and sold 15,131,579 shares of its common stock, which included 1,973,684 shares of its common stock issued and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $19.00 per share. As a result of the IPO, the Company received $263.7 million in net proceeds, after deducting underwriting discounts and commissions of $20.1 million and offering expenses of $3.7 million payable by the Company. At the closing of the IPO, 21,504,893 shares of outstanding convertible preferred stock were automatically converted to 22,687,625 shares of common stock and the 2020 Notes (See Note 15) were automatically converted into 9,610,713 shares of common stock. At the closing of the IPO, the Gilead Note (See Note 13) was also converted into 188,567 shares of common stock. Following the IPO, there were no shares of convertible preferred stock outstanding.
Forward Stock Split
On October 2, 2020, the Company filed an amendment to the Company’s amended and restated certificate of incorporation to effect a forward split of shares of the Company’s common stock on a 1.055-for-1 basis (the Forward Stock Split). In connection with the Forward Stock Split, the conversion ratio for the Company’s outstanding convertible preferred stock was proportionally adjusted such that the common stock issuable upon conversion of such preferred stock was increased in proportion to the Forward Stock Split. The par value of the common stock was not adjusted as the result of the Forward Stock Split. All references to common stock, options to purchase common stock, early exercised options, share data, per share data, convertible preferred stock (to the extent presented on an as-converted to common stock basis) and related information contained in these financial statements have been retrospectively adjusted to reflect the effect of the Forward Stock Split for all periods presented.
Need for Additional Capital
The Company has sustained operating losses and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities. The Company had cash, cash equivalents and investments of $462.1 million as of December 31, 2020. Since inception through December 31, 2020, the Company has incurred a cumulative net operating loss of $111.9 million. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.

KRONOS BIO, INC.
Notes to Financial Statements
The Company intends to raise additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, if such financing is not available when needed and at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its product candidates. The Company expects that its cash and cash equivalents and investments will be sufficient to fund its operations for a period of at least one year from the date the accompanying financial statements are filed with the Securities and Exchange Commission (SEC).
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
2.SIGNIFICANT ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the accrual of research and development expenses, the fair value of investments, income tax uncertainties, the valuation of equity instruments and the incremental borrowing rate for determining the operating lease assets and liabilities. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.
Research and Development Expenses
Research and development (R&D) expenses consist primarily of personnel costs, including salaries, benefits and stock-based compensation, discovery and development research performed by contract research organizations (CROs), materials and supplies, licenses and fees and overhead allocations consisting of various support and facility-related costs. The Company expenses R&D costs as the services are performed or the goods are received. Research and development expenses for the year ended December 31, 2020 included $6.6 million related to acquired intangible assets as research and development costs pursuant to the Asset Purchase Agreement with Gilead (See Note 13) as, at the time of acquisition of the asset, the technology was under development; was not approved by the U.S. Food and Drug Administration or other regulatory agencies for marketing; had not reached technical feasibility; or otherwise had no foreseeable alternative future use. There were no acquired intangible assets expensed for the years ended December 31, 2019 and 2018.

KRONOS BIO, INC.
Notes to Financial Statements
CRO costs are a significant component of R&D expenses. The Company monitors levels of performance under each significant contract through communications with its CROs. The Company accrues costs for discovery research and development performed by CROs over the service periods specified in the contracts and adjusts its estimates, if required, based upon its ongoing review of the level of effort and costs actually incurred by the CROs. All of the Company’s material CRO contracts are terminable by the Company upon written notice and it is generally only liable for actual services completed by the CRO and certain non-cancellable expenses incurred at any point of termination.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.
Restricted Cash
The Company has deposited cash of $2.0 million as of December 31, 2020 to secure a letter of credit in connection with the lease of the new Cambridge facility (See Note 14). The Company has classified the restricted cash as a noncurrent asset on its balance sheets.
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
The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on maturities and concentration by type and issuer. The Company maintains cash balances in excess of amounts insured by the FDIC and concentrated within a limited number of financial institutions. The accounts are monitored by management and management believes that the financial institutions are financially sound, and, accordingly, minimal credit risk exists with respect to these financial institutions. As of December 31, 2020 and 2019, the Company has not experienced any credit losses in such accounts or investments.
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

KRONOS BIO, INC.
Notes to Financial Statements
Unrealized gains and losses are excluded from earnings and are reported as components of comprehensive loss. The Company periodically evaluates whether declines in fair values of its available-for-sale securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the available-for-sale security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not that it will be required to sell any available-for-sale securities before recovery of its amortized cost basis. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in interest and other income, net. The cost of investments sold is based on the specific-identification method. Interest income on investments is included in interest and other income, net on the Company’s statements of operations and comprehensive loss.
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
As of December 31, 2020, the Company recorded financial assets requiring fair value measurement. The financial assets include cash equivalents and investments. The financial liabilities recorded during the year ended December 31, 2020, consisting of the convertible promissory note (Gilead Note) from the Gilead Asset Purchase Agreement (See Note 13) and the convertible promissory notes (2020 Notes) sold in August 2020 (See Note 15), were settled upon the closing of the IPO. As a result, there were no financial liabilities requiring fair value measurement as of December 31, 2020.
As of December 31, 2019, the Company recorded financial assets, including cash equivalents, and investments, requiring fair value measurement. There were no financial liabilities requiring fair value measurement as of December 31, 2019.
Fair Value Option
Under U.S. GAAP, the Company has the irrevocable option to report most financial assets and financial liabilities at fair value on an instrument by instrument basis, with changes in fair value reported in the statements of operations and comprehensive loss. The option was elected for the treatment of the Company’s convertible promissory note from the Gilead Asset Purchase Agreement entered into in July 2020 (See Note 13) and the convertible promissory notes (2020 Notes) sold in August 2020 (See Note 15) in order to more accurately reflect the economic value of the notes at the time of issuance and again upon settlement.

KRONOS BIO, INC.
Notes to Financial Statements
Property and Equipment, Net
Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the lesser of their useful lives or the remaining life of the lease. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in the statements of operations and comprehensive loss in the period realized. Repairs and maintenance costs are expensed as incurred.
Estimated useful lives in years are generally as follows:

Description	Estimated Useful Life
Lab equipment	3 to 7 years
Leasehold improvements	Shorter of useful life or lease term
Furniture and fixtures	5 to 7 years
Deferred Offering Costs
Offering costs, including legal, accounting, and filing fees related to the IPO, were deferred and were offset against the offering proceeds upon the completion of the IPO. Prior to the IPO, all deferred offering costs were capitalized in other noncurrent assets. Upon the completion of the IPO in October 2020, $3.7 million of deferred offering costs were reclassified to additional paid in capital on the accompanying statement of convertible preferred stock and stockholders’ equity (deficit). There were no deferred offering costs recorded as of December 31, 2019.
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

KRONOS BIO, INC.
Notes to Financial Statements
Stock-Based Compensation
The Company has an equity incentive plan under which various types of equity-based awards are granted, including stock options, restricted stock awards (RSAs), and restricted stock units (RSUs). Prior to the year ended December 31, 2020, only stock options had been issued under the plan. The Company measures stock-based awards granted to employees and nonemployees based on the fair value on the date of the grant and recognizes stock-based compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. The Company calculates the fair value measurement of stock options using the Black-Scholes option-pricing model. Forfeitures are accounted for as they occur. The fair value of the RSA and RSUs is equal to the fair value of the Company’s common stock on the grant date of the award.
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
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2020 and 2019, other comprehensive loss consisted of unrealized gains and losses from available-for-sale securities. There was no difference between net loss and comprehensive loss for the year ended December 31, 2018.
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

KRONOS BIO, INC.
Notes to Financial Statements
In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). The new standard involves several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Early adoption is permitted for any entity in any interim or annual period for which financial statements have not been issued or made available for issuance, but not before an entity adopts Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. The Company elected to early adopt ASU 2018-07 on January 1, 2018 and has reflected the adoption in its financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) Section A—Leases: Amendments to the FASB Accounting Standards Codification (ASU 2016-02 or ASC 842). The new standard revised guidance related to leases to increase transparency and comparability among organizations by requiring the recognition of ROU assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company elected to early adopt the standard effective January 1, 2018 and elected the available practical expedients on adoption.
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

	December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$248,009	$32,570
Restricted cash	2,027	—
Total cash, cash equivalents and restricted cash as shown on the statements of cash flows	$250,036	$32,570
In addition, the Company adopted ASU No 2016-15, Statement of Cash Flow (ASU 2016-15) in 2019. The guidance reduces diversity in how certain cash receipts and cash payments are presented and classified in the statements of cash flows. The adoption of ASU 2016-15 did not have a material impact on the Company’s financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2019-11. The standard requires measurement and recognition of expected credit losses for financial assets by requiring an allowance to be recorded as an offset to the amortized cost of such assets. For available-for-sale debt securities, expected credit losses should be estimated when the fair value of the debt securities is below their associated amortized costs. The standard became effective for the Company in the first quarter of 2020, with early adoption permitted beginning the first quarter of 2019. The modified retrospective approach should be applied upon adoption of this new guidance. The Company’s financial instruments that are in the scope of ASU 2016-13 include available-for-sale debt securities. The Company adopted this standard on January 1, 2020 and this amendment did not have a material impact on its financial statements.

KRONOS BIO, INC.
Notes to Financial Statements
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
Money market funds are measured at fair value on a recurring basis using quoted prices and are classified as Level 1. Investments measured at fair value based on inputs other than quoted prices that are derived from observable market data are classified as Level 2.
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of December 31, 2020 and 2019 were as follows:

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value
		(in thousands)
Financial Assets:
Money market funds	$114,184	$—	$—	$114,184
Certificates of deposit	1,229	—	—	1,229
Corporate bonds	—	40,736	—	40,736
U.S. agency securities	—	10,001	—	10,001
U.S. treasury securities	284,721	—	—	284,721
Total financial assets	$400,134	$50,737	$—	$450,871

	December 31, 2019
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Financial Assets:
Money market funds	$112	$—	$—	$112
Certificates of deposit	1,715	—	—	1,715
Commercial paper	—	4,489	—	4,489
Corporate bonds	—	26,432	—	26,432
U.S. agency securities	—	1,499	—	1,499
U.S. treasury securities	36,880	—	—	36,880
Total financial assets	$38,707	$32,420	$—	$71,127
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

KRONOS BIO, INC.
Notes to Financial Statements
The Company did not have any financial assets or liabilities as of December 31, 2020 and 2019 that required Level 3 inputs. There were no transfers of assets between the fair value measurement levels during any of the periods presented in the accompanying financial statements.
4.INVESTMENTS
The fair value and amortized cost of available-for-sale securities by major security type as of December 31, 2020 and 2019 were as follows:

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
		(in thousands)
Money market funds	$114,184	$—	$—	$114,184
Certificates of deposit	1,225	4	—	1,229
Corporate bonds	40,743	9	(16)	40,736
U.S. agency securities	9,999	2	—	10,001
U.S. treasury securities	284,739	3	(21)	284,721
Total cash equivalents and investments	$450,890	$18	$(37)	$450,871

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$112	$—	$—	$112
Certificates of deposit	1,715	—	—	1,715
Commercial paper	4,490	—	(1)	4,489
Corporate bonds	26,444	1	(13)	26,432
U.S. agency securities	1,500	—	(1)	1,499
U.S. treasury securities	36,884	1	(5)	36,880
Total cash equivalents and investments	$71,145	$2	$(20)	$71,127

These available-for-sale securities were classified on the Company’s balance sheets as of December 31, 2020 and 2019 as:

	Fair Value
	December 31,
	2020	2019
	(in thousands)
Cash equivalents	$236,818	$6,751
Short-term investments	165,052	59,614
Long-term investments	49,001	4,762
Total cash equivalents and investments	$450,871	$71,127

KRONOS BIO, INC.
Notes to Financial Statements
The fair values of available-for-sale securities by contractual maturity as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
	(in thousands)
Due in 1 year or less	$287,686	$66,253
Due in 1 to 2 years	49,001	4,762
Instruments not due at a single maturity date	114,184	112
Total cash equivalents and investments	$450,871	$71,127
As of December 31, 2020 and 2019, the remaining contractual maturities of available-for-sale securities were less than two years, respectively. There have been no significant realized losses on available-for-sale securities for any of the periods presented in the accompanying financial statements. Based on the Company’s review of its available-for-sale securities, the Company believes that it had no other-than-temporary impairments on these securities as of December 31, 2020 and 2019 because the Company does not intend to sell these securities nor does it believe that it will be required to sell these securities before the recovery of their amortized cost basis. Gross realized gains and gross realized losses were immaterial for any of the periods presented in the accompanying financial statements.
As of December 31, 2020 and 2019, unrealized losses on available-for-sale investments are not attributed to credit risk. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s marketable securities are due to market factors.
5.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
	(in thousands)
Accrued interest on short-term available-for-sale securities	$612	$198
Prepaid equipment service contracts	383	191
Prepaid external research and development and outside services	1,889	113
Prepaid software	736	180
Prepaid insurance	2,881	23
Prepaid rent and other	240	414
Total prepaid expenses and other current assets	$6,741	$1,119

KRONOS BIO, INC.
Notes to Financial Statements
6.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
	(in thousands)
Property and equipment:
Lab equipment	$5,619	$3,978
Leasehold improvements	8,957	—
Furniture and fixtures	216	—
Finance lease on R&D equipment	139	139
Construction in progress	—	50
Total property and equipment	14,931	4,167
Less: Accumulated depreciation and amortization	(1,285)	(446)
Total property and equipment, net	$13,646	$3,721
Depreciation and amortization expense was $0.8 million, $0.4 million, and $0.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.
7.ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LIABILITIES
Accrued expenses consisted of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
	(in thousands)
Accrued compensation	$2,274	$528
Accrued taxes	558	43
External research and development	1,017	241
Accrued leasehold improvements	927	—
Other accrued expenses	198	6
Total accrued expenses	$4,974	$818
Current portion of other liabilities consist of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
	(in thousands)
Current portion of finance lease liability	$5	$32
Current portion of unvested early exercised share liability	2,174	56
ESPP withholdings	216	—
Total current portion of other liabilities	$2,395	$88

KRONOS BIO, INC.
Notes to Financial Statements
8.PREFERRED STOCK
Convertible Preferred Stock
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
The Preferred Stock consisted of the following as of December 31, 2019:

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
Preferred Stock
Pursuant to the Amended and Restated Certificate of Incorporation filed on October 14, 2020, as amended, the Company is authorized to issue a total of 10,000,000 shares of undesignated preferred stock, par value $0.001, of which no shares were issued or outstanding as of December 31, 2020.
9.COMMON STOCK
Pursuant to the Company’s amended and restated certificate of incorporation filed on October 14, 2020, as amended, the Company is authorized to issue a total of 200,000,000 shares of its common stock, par value $0.001. As of December 31, 2020 and December 31, 2019, there were 54,073,901 and 5,660,391 shares issued and outstanding, respectively.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders. Subject to the rights of the Preferred Stock, holders of the Company’s common stock are entitled to receive dividends, as may be declared by the Board of Directors.
10.STOCK-BASED COMPENSATION
2017 Equity Incentive Plan
The Company's 2017 Equity Incentive Plan, as amended (the Prior Plan), provided that the Company may sell or issue shares of common stock or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of shares of common stock, to employees, members of the Board of Directors, and consultants of the Company. Under the Prior Plan, the total number of shares the Company may have issued was 3,692,500 as of December 31, 2019.

KRONOS BIO, INC.
Notes to Financial Statements
2020 Equity Incentive Plan
In October 2020, the Company adopted its 2020 Equity Incentive Plan (the 2020 Plan) which replaced the 2017 Equity Incentive Plan (Prior Plan) upon completion of the IPO. The 2020 Plan provides for the grant of incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, directors, and consultants of the Company. Under the 2020 Plan, the maximum number of shares of common stock that may be issued increased to 11,938,152 shares. The number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase each year for a period of ten years, beginning in 2021 and continuing through 2030, in an amount equal to (1) 5.0% of the total numbers of shares of the Company’s common stock outstanding on December 31st of the immediately preceding year, or (2) a lesser number of shares determined by the Board of Directors no later than December 31st of the immediately preceding year.
Under both the 2020 Plan and the Prior Plan, the exercise prices, vesting, and other restrictions are determined at the discretion of the Board of Directors, or a designated committee thereof, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the common stock on the date of grant and the term of stock option may not be greater than 10 years. The Company recognizes the impact of forfeitures on stock-based compensation expense as forfeitures occur. The Company applies the straight-line method of expense recognition to all awards with only service-based vesting conditions. Vesting periods are determined at the discretion of the Board of Directors. Stock options typically vest over four years. The maximum contractual term is 10 years.
As of December 31, 2020, there were 3,696,370 shares reserved by the Company under the 2020 Plan for the future issuance of equity awards.
Stock Option Valuation
The Company estimates the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model. This model requires the use of highly subjective assumptions to determine the fair value of stock-based awards, including:
•Fair Value of Common Stock—For grants before the completion of the IPO in October 2020 when the Company was a privately held company with no public market for its common stock, the fair value of its common stock underlying share-based awards was estimated on each grant date by its Board of Directors. In order to determine the fair value of our common stock underlying option grants, the Company’s Board of Directors considered, among other things, valuations of its common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accounts Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. For all grants subsequent to our IPO in October 2020, the fair value of common stock was determined by taking the closing price per share of common stock as reported on the Nasdaq Stock Market.
•Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding. The Company uses the simplified method to determine the expected term, which is based on the average of the time-to-vesting and the contractual life of the options.
•Expected Volatility—The expected volatility for the years ended December 31, 2020, 2019 and 2018 is estimated based on the average historical volatilities of common stock of comparable publicly traded entities over a period equal to the expected term of the stock option grants. The comparable companies are chosen based on their size, stage in the product development cycle or area of specialty. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.
•Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the awards.

KRONOS BIO, INC.
Notes to Financial Statements
•Expected Dividend—The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.
The Black-Scholes option-pricing model assumptions that the Company used to determine the grant-date fair value of stock options for the years ended December 31, 2020, 2019, and 2018 were as follows, presented on a weighted-average basis:

	Year Ended December 31,
	2020	2019	2018
Fair value of common stock per share	$10.52	$2.27	$0.24
Expected term (in years)	6.00	6.07	6.08
Expected volatility	78.36%	70.20%	67.93%
Risk-free interest rate	0.71%	1.81%	2.85%
Expected dividend	—%	—%	—%
The weighted-average grant-date fair value per share of stock options granted, using the assumptions listed above, was $7.25, $1.42, and $0.16 during the years ended December 31, 2020, 2019, and 2018, respectively. The weighted-average grant-date fair value per share of stock options vested was $1.01, $0.14, and $0.03 during the years ended December 31, 2020, 2019, and 2018, respectively.
Stock Options
Stock option activity under the 2020 Plan as of December 31, 2020 is summarized as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance at December 31, 2019	1,726,233	$1.19
Granted	5,196,257	10.52
Forfeited	(121,086)	0.85
Exercised	(550,245)	1.17
Balance at December 31, 2020	6,251,159	$8.95	9.27	$132,089
Exercisable at December 31, 2020	297,609	$2.37	8.76	$8,185
Unvested and expected to vest at December 31, 2020	5,953,550	$9.28	9.30	$123,904
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on December 31, 2020. The intrinsic value of options exercised for the years ended December 31, 2020, 2019, and 2018 was $6.1 million, $0.7 million and $10,000, respectively, determined as of the applicable date of exercise. There was no future tax benefit related to options exercised, as the Company had accumulated net operating losses as of December 31, 2020 and December 31, 2019.

KRONOS BIO, INC.
Notes to Financial Statements
For the years ended December 31, 2020, 2019, and 2018, total stock-based compensation related to stock options was classified in the Company’s statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Research and development expenses	$1,061	$54	$3
General and administrative expenses	1,451	54	22
Total stock-based compensation expense	$2,512	$108	$25
As of December 31, 2020 and 2019, there was $36.3 million and $1.3 million of unrecognized stock-based compensation related to stock options, respectively, which is expected to be recognized over a weighted average period of 3.70 and 3.64 years, respectively.
2020 Employee Stock Purchase Plan
In October 2020, the Company adopted its 2020 Employee Stock Purchase Plan (ESPP), which initially reserved 688,000 shares of the Company’s common stock for employee purchase under terms and provisions established by the Board of Directors. The number of shares of our common stock reserved for issuance under the ESPP automatically increases in 2021 and continuing through 2030, by the lesser of (i) 1.0% of the total number of shares of common stock outstanding on December 31st of the immediately preceding year, and (ii) 1,376,000 shares, except before the date of any increase, the Board of Directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). The ESPP is intended to qualify as an ‘employee stock purchase plan’ under Section 423 of the Internal Revenue Code. Under the current offering adopted pursuant the ESPP, each offering period shall not exceed 27 months, with shorter duration purchase periods within each offering. Employees are eligible to participate if they are employed by the Company for at least 20 hours per week and more than five months of the year.
Under the ESPP, employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of common stock on the first trading day of each offering period or on the purchase date. The initial offering period commenced on October 8, 2020, the date of the underwriting agreement related to the Company’s IPO. A new offering (Subsequent Offering) will automatically begin in 2021, and every six months thereafter over the term of the ESPP. Each Subsequent Offering will be approximately 24 months long and will consist of four purchase periods (with the purchase dates occurring on June 30 and December 31 each year during the term of the Subsequent Offering). Contributions under the ESPP are limited to a maximum of 15% of an employee’s eligible compensation.
The fair values of the rights granted under the ESPP were calculated using the following assumptions:

Year Ended December 31, 2020
Expected term (in years)	0.68-2.19
Expected volatility	89.25%-110.84%
Risk-free interest rate	0.12%-0.19%
Dividend yield	—%
For the year ended December 31, 2020, total stock-based compensation related to the ESPP was $0.3 million, with $0.1 million recorded in general and administrative expenses and $0.2 million recorded in research and development expenses in the statements of operations and comprehensive loss.

KRONOS BIO, INC.
Notes to Financial Statements
Restricted Stock
Restricted stock awards and units as of December 31, 2020 are summarized as follows:

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Unvested at December 31, 2019	215,220	$0.05
Granted - restricted stock awards and units	839,758	22.15
Vested and converted to shares	(244,781)	2.34
Unvested at December 31, 2020	810,197	$22.26	2.79	$24,201
Vested and expected to vest at December 31, 2020	810,197	$22.26	2.79	$24,201
For the year ended December 31, 2020, the Company granted 274,341 restricted stock awards (RSAs) to a certain executive officer pursuant to the 2020 Plan. The RSAs are subject to lapsing repurchase rights and in order to vest, are subject to the holder’s service to the Company.
The Company recorded stock-based compensation expense for the RSAs of $0.6 million in general and administrative expenses and $5,000 in research and development expenses in the statements of operations and comprehensive loss for the year ended December 31, 2020. For the years ended December 31, 2019 and 2018, the Company recorded $5,000 in each year, respectively, in research and development expenses in the statements of operations and comprehensive loss. As of December 31, 2020, there was $0.5 million of unrecognized stock-based compensation related to RSAs, which is expected to be recognized over a weighted average period of 3.58 years.
The total grant date fair value for RSAs vested during the years ended December 31, 2020, 2019, and 2018 was $0.6 million, $5,000, and $5,000, respectively.
In December 2020, the Company issued 565,417 restricted stock units (RSUs) to executive officers pursuant to the 2020 Plan. These RSUs have a three year vest period and in order to vest, the holder is required to provide service to the Company.
The Company recognized $0.3 million of stock-based compensation expense related to the RSUs for the year ended December 31, 2020, of which $0.1 million and $0.2 million are recorded in research and development and general and administrative expenses, respectively, in the current year statement of operations and comprehensive loss. As of December 31, 2020, there was $17.1 million of unrecognized stock-based compensation related to RSUs, which is expected to be recognized over a weighted average period of 2.94 years. No RSUs have vested as of December 31, 2020.
Stock-Based Compensation Summary
Total stock-based compensation expense was classified in the Company’s statements of operations and comprehensive loss for the years ended December 31, 2020, 2019, and 2018 as follows for stock options, RSAs, RSUs, and ESPP:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Research and development expenses	$1,390	$59	$8
General and administrative expenses	2,363	54	22
Total stock-based compensation expense	$3,753	$113	$30

KRONOS BIO, INC.
Notes to Financial Statements
Early Exercised Options
The terms of certain stock options granted under the Prior Plan allow the holder to exercise options prior to vesting. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment or service on the Board of Directors at the lesser of the original purchase price or fair market value at the time of repurchase. In order to vest, the holders are required to provide continued service to the Company. The early exercise by an employee or consultant of a stock option is not considered to be a substantive exercise for accounting purposes, and therefore the payment received by the employer for the exercise price is recognized as a liability. For accounting purposes, unvested early exercised shares are not considered issued and outstanding and therefore are not reflected as issued and outstanding in the accompanying statements of convertible preferred stock and stockholders' equity (deficit) until the awards vest.
The deposits received are initially recorded in current portion of other liabilities and other noncurrent liabilities for the noncurrent portion. The liabilities are reclassified to common stock and paid-in capital as the repurchase right lapses. During the years ended December 31, 2020 and 2019, 1,551,361, and 60,924 shares of the Company’s common stock were early exercised, respectively. During the three months ended December 31, 2020, 117,921 shares of common stock that were previously early exercised were repurchased by the Company at a price of $0.76 per share. The repurchase was triggered by the departure of one employee whose early exercises had not fully vested at the date of departure. At December 31, 2020 and 2019, there was $2.2 million and $0.1 million recorded in current portion of other liabilities, and $2.5 million and $0.1 million recorded in other noncurrent liabilities, respectively, related to shares held by employees and nonemployees that were subject to repurchase.
11.INCOME TAXES
The Company did not record any income tax expense for the years ended December 31, 2020, 2019, and 2018. The Company has incurred net operating losses for all the periods presented and has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements. The Company has recorded a full valuation allowance against all of its deferred tax assets as it is not more likely than not that such assets will be realized in the near future.
Reconciliation of the income tax expense calculated at the statutory rate to our zero expense for income taxes for the years ended December 31, 2020, 2019, and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Tax benefit at federal statutory rate	$(18,573)	$(3,384)	$(1,367)
State taxes	(2,748)	(232)	(90)
Research tax credits	(475)	(427)	(165)
Change in valuation allowance	15,062	3,958	1,694
Change in fair value of convertible notes	5,756	—	—
Other	978	85	(72)
Expense/(Benefit) for income taxes	$—	$—	$—

KRONOS BIO, INC.
Notes to Financial Statements
The Company’s deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets or liabilities for financial reporting purposes and the amounts used for income tax purposes as of December 31, 2020 and 2019. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Lease liabilities	$8,312	$119
Stock-based compensation	—	4
Accrued compensation	495	127
Net operating loss carryforwards	19,710	5,276
Tax credit carryforwards	673	496
Other	1	1
Total deferred tax assets	29,191	6,023
Deferred tax liabilities:
Right-of-use assets	(7,085)	(114)
Fixed assets	(411)	(173)
Stock-based compensation	(898)	—
Total deferred tax liabilities	(8,394)	(287)
Net deferred tax assets	20,797	5,736
Valuation allowance	(20,797)	(5,736)
Net deferred tax assets	$—	$—
The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. The Company assesses its past earnings history, income tax planning and projections of future net income when determining whether it is more likely than not future tax benefits will be realized. Based on the Company’s history of losses, the Company has maintained a full valuation allowance of approximately $20.8 million and $5.7 million for the years ended December 31, 2020 and 2019, respectively. The change in valuation allowance is approximately $15.1 million.
The following table sets forth the Company’s federal and state net operating loss and research credit carryforwards as of December 31, 2020:

	Amount	Expiration
	(in thousands)
Net operating losses, federal	$76,873	Indefinite
Net operating losses, federal	$601	2037
Net operating losses, state	$54,450	2037-2040
Tax credits, federal	$673	2037-2040
Current federal and state tax laws include substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change as defined under Section 382 of the Internal Revenue Code of 1986, as amended. Accordingly, the Company’s ability to use these carryforward attributes may be limited as a result of such ownership change.

KRONOS BIO, INC.
Notes to Financial Statements
The Company applies the provisions of ASC Topic 740 to account for uncertain income tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Balance at beginning of the year	$109	$32	$—
Additions based on tax positions related to the current year	91	77	32
Additions to tax positions of prior years	—	—	—
Reductions of tax positions of prior years	(59)	—	—
Lapse of the applicable statute of limitations	—	—	—
Balance at the end of the year	$141	$109	$32
It is the Company’s policy to record penalties and interest related to income taxes as a component of income tax expense. The Company has not recorded any interest or penalties related to income taxes during the three and years ended December 31, 2020, 2019, and 2018. Unrecognized tax benefits are not expected to change during the next 12 months. The reversal of the unrecognized tax benefits would not affect the effective tax rate. The Company is subject to examination by U.S. federal and state tax authorities for all years since its inception.
12.NET LOSS PER SHARE
The following table summarizes the computation of basic and diluted net loss per share of the Company for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except share and per share amounts)
Net loss	$(88,444)	$(16,117)	$(6,721)
Weighted-average common stock outstanding, basic and diluted	16,277,247	5,278,748	4,856,774
Net loss per share, basic and diluted	$(5.43)	$(3.05)	$(1.38)
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

	December 31,
	2020	2019
Convertible preferred stock	—	22,687,625
Stock options to purchase common stock	4,536,337	951,302
Early exercised stock options subject to future vesting	1,714,822	774,931
Restricted stock awards subject to future vesting	244,780	215,220
Restricted stock units subject to future vesting	565,417	—
Total	7,061,356	24,629,078

KRONOS BIO, INC.
Notes to Financial Statements
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
In consideration for such assets, on the date of the Gilead Asset Purchase Agreement, the Company made a $3.0 million upfront cash payment and issued a $3.0 million principal amount convertible promissory note to Gilead (Gilead Note). The Company also made a $0.7 million payment to reimburse Gilead for certain liabilities assumed by the Company pursuant to the Gilead Asset Purchase Agreement. In addition, the Company is required to make milestone payments upon successful achievement of certain regulatory and sales milestones for ENTO, LANRA and other selective spleen tyrosine kinase inhibitor compounds covered by the patent rights acquired pursuant to the Gilead Asset Purchase Agreement and developed by the Company as a back-up to ENTO or LANRA (Other Compounds). Upon initiation of the Company’s planned registrational Phase 3 clinical trial of ENTO in combination with induction chemotherapy in acute myeloid leukemia patients with NPM1 mutations, the Company will be required to pay a milestone to Gilead of $29.0 million, and upon successful completion of certain other regulatory milestones in the United States, European Union and United Kingdom for ENTO, LANRA and any Other Compounds, across up to two distinct indications, the Company will be required to pay to Gilead an aggregate total of $51.3 million. Upon achieving certain thresholds for the aggregate annual net sales of ENTO, LANRA and any Other Compounds combined, the Company would owe to Gilead potential milestone payments totaling $115.0 million.
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
The Gilead Note accrued interest at a rate of 6% per year, compounded annually, and had a maturity date of July 14, 2022. The Gilead Note, including unpaid accrued interest, was settled in exchange for 188,567 shares of common stock in connection with the closing of the Company’s IPO (See Note 1) at a settlement price of $16.15 per share, which is equal to 85% of the price per share to the public in the IPO.

KRONOS BIO, INC.
Notes to Financial Statements
On issuance, the Company had elected to account for the Gilead Note at fair value with any changes in fair value being recognized through the statements of operations and comprehensive loss until the Gilead Note settled. The fair value of the Gilead Note was determined to be $3.6 million on issuance.
The Company determined the fair value of the Gilead Note at inception by determining the present value of the Gilead Note if they were to settle either upon closing of an IPO, a deemed liquidation, or a qualified or non-qualified equity fundraise. Key valuation assumptions are as follows:

At inception
	Fundraise scenario	IPO cash payout scenario	IPO conversion scenario	Liquidation cash payout scenario	Liquidation conversion scenario
Expected term (years)	2.00	0.30	0.30	2.00	2.00
Discount rate	24.2%	24.2	24.2%	24.2	24.2%
Weighting	18.6%	12.9%	—%	50.0%	18.6%
The fair value upon settlement was determined by calculating the fair value of the 188,567 shares converted at the price per share to the public upon the closing of the IPO of $19.00, resulting in a fair value upon settlement of $3.6 million.
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
14.LEASES
In May 2020, the Company amended its month-to-month rental agreement for the 21 Erie Street, Cambridge, Massachusetts lab space, to extend its non-cancellable lease term through May 31, 2021. As the lease term was longer than 12 months, the Company determined that this amendment required assessment under ASC 842. In November 2020, the Company entered into a lease termination for this lab space to terminate the lease as of January 31, 2021, rather than May 31, 2021. The cost for early termination is a payment of $0.1 million. The Company accounted for this change in lease term as a modification of the originally amended lease. As a result of the modification, the operating right-of-use asset and lease liability were remeasured. As of December 31, 2020, the remaining operating lease right-of-use asset of $0.2 million was recognized on the balance sheet. There is no remaining lease liability as of December 31, 2020.

KRONOS BIO, INC.
Notes to Financial Statements
On February 28, 2020, the Company entered into an 11-year lease agreement to move its research and development operations from 21 Erie Street, Cambridge, Massachusetts, to a 40,514 square-feet facility at 301 Binney Street, Cambridge, Massachusetts (new Cambridge facility). The new lease commenced on February 28, 2020 with an initial annual base rent of $4.1 million. The initial rent payment was paid as of September 30, 2020, with rent payments escalating 3.0% annually after the initial 12 payments. As discussed in Note 2, the Company executed a letter of credit for $2.0 million in connection with the lease. The lease includes $3.7 million in certain tenant improvement allowances, which the Company included in its calculation of the right-of-use asset in the lease at commencement. As of December 31, 2020, $2.9 million in improvement costs incurred by the Company were reimbursed by the lessor are now included within the total lease liability. In connection with the lease, the Company recognized an operating lease right-of-use asset of $25.1 million and an aggregate lease liability of $30.1 million on the December 31, 2020 balance sheet. The remaining lease term is 10 years and 2 months, and the estimated incremental borrowing rate is 8.50%.
In July 2018, the Company entered into a lease agreement for a 4,661 square-foot office space to be used for general and administrative activities in San Mateo, California. The lease commenced on August 1, 2018 and has a 37-month initial term expiring on August 31, 2021. The lease also contains an option for the Company to extend the lease upon its initial expiration. In connection with the lease, the Company made a one-time cash security deposit in the amount of $28,000. In May 2020, the Company amended its agreement to extend the lease for its office in San Mateo, California through April 2025. The initial annual base rent is $0.3 million, and such amount will increase by 3% annually on each anniversary of the commencement date. In connection with the lease, the Company recognized an operating lease right-of-use asset of $1.1 million and $0.5 million and an aggregate lease liability of $1.1 million and $0.5 million on the December 31, 2020 and December 31, 2019 balance sheets, respectively. The Company expanded to an adjacent suite in July 2020, which is treated as a separate lease for accounting purposes. The additional space is approximately 3,414 square feet and will similarly be used for general and administrative activities. The lease commenced on July 1, 2020 and will expire on April 30, 2025. In connection with the additional space leased, the Company made a one-time additional cash security deposit in the amount of $25,000. The initial annual base rent for the expansion is $0.2 million, and such amount will increase by 3% annually on each anniversary of the commencement date. In connection with the lease, the Company recognized an operating lease right-of-use asset of $0.8 million and an aggregate lease liability of $0.8 million on the December 31, 2020 balance sheet. The remaining lease term is for both spaces is 4 years and 4 months, and the estimated incremental borrowing rate is 12.07%.
In March 2018, the Company entered into a finance lease for R&D equipment that has a bargain purchase option at the end of its three-year term. The finance lease is included in property and equipment, net, other current liabilities, and other noncurrent liabilities on the Company’s balance sheets.
The following table summarizes the presentation of the Company’s finance lease in its balance sheets as of December 31, 2020 and 2019:

Balance Sheet Caption	December 31,
	2020	2019
	(in thousands)
Assets:
Property and equipment, net	$83	$103
Liabilities:
Current portion of other liabilities	5	32
Other noncurrent liabilities	—	5
Total finance lease liabilities	$5	$37

KRONOS BIO, INC.
Notes to Financial Statements
The following table summarizes the presentation of the Company’s operating leases in its balance sheets as of December 31, 2020 and 2019:

Balance Sheet Caption	December 31,
	2020	2019
	(in thousands)
Assets:
Operating lease assets	$27,322	$473
Liabilities:
Current portion of operating lease liabilities	$937	$285
Noncurrent operating lease liabilities	31,120	211
Total operating lease liabilities	$32,057	$496
The following table summarizes the effect of finance lease costs in the Company’s statements of operations and comprehensive loss for years ended December 31, 2020, 2019, and 2018:

Statement of Operations and Comprehensive Loss Caption	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Research and development	$20	$20	$17
Interest expense	1	3	4
Total finance lease cost	$21	$23	$21
The following table summarizes the effect of operating lease costs in the Company’s statements of operations and comprehensive loss for the years ended December 31, 2020, 2019, and 2018:

Statement of Operations and Comprehensive Loss Caption	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Research and development	$4,272	$—	$—
General and administrative	1,293	310	128
Total operating lease cost	$5,565	$310	$128
The Company made cash payments of $2.8 million, $0.3 million, and $0.2 million under the lease agreements during the years ended December 31, 2020, 2019, and 2018, respectively.
The undiscounted future non-cancellable lease payments under the Company's operating leases as of December 31, 2020 for the next five years and thereafter is expected to be as follows:

Period Ending December 31,	Amount
(in thousands)
2021	$4,764
2022	4,789
2023	4,933
2024	5,081
2025 and thereafter	30,834
Total undiscounted lease payments	50,401
Less: Present value adjustment	(17,568)
Less: Tenant improvement allowance	(776)
Present value of operating lease liabilities	$32,057

KRONOS BIO, INC.
Notes to Financial Statements
15. 2020 NOTES
In August 2020, the Company entered into a note purchase agreement pursuant to which it sold and issued an aggregate of $155.2 million in convertible promissory notes (2020 Notes) and received net cash proceeds of $151.3 million.
The 2020 Notes did not accrue interest. The 2020 Notes were settled in exchange for 9,610,713 shares of common stock in connection with the closing of the Company’s IPO (See Note 1) at a settlement price of $16.15 per share, which is equal to 85% of the price per share to the public in the IPO.
On issuance, the Company had elected to account for the 2020 Notes at fair value with any changes in fair value being recognized through the statements of operations until the 2020 Notes settled. On issuance, the fair value of the 2020 Notes was determined to be equal to $155.2 million, which is the principal amount of the 2020 Notes, and total debt issuance costs of $3.9 million were expensed and recognized as interest expense in the accompanying statements of operations and comprehensive loss. The fair value of the 2020 Notes was determined to be $182.6 million upon settlement. The fair value upon settlement was determined by using the IPO price per share $19.00 of the 9,610,713 shares converted. For the year ended December 31, 2020, the Company recognized a $27.4 million loss in the accompanying statements of operations and comprehensive loss for the change in fair value of the 2020 Notes.
16.RELATED PARTIES
On December 1, 2017, the Company entered into a three-year services agreement with Two River Consulting, LLC (Two River) to provide various clinical development, operational, managerial, accounting and financial, and administrative services to the Company. Arie Belldegrun, M.D., FACS, the Chairman of the Board of Directors, is the Chairman of Two River. Mr. Joshua Kazam and Mr. David Tanen, each a director of the Company, are each partners of Two River. Mr. Tanen additionally serves as our Corporate Secretary. Mr. Christopher Wilfong, a strategic advisor to the Company, is an Operating Partner of Two River and Mr. Sean Algeo, serving as the Company’s Financial Consultant, is the Chief Financial Officer of Two River. During the years ended December 31, 2020, 2019, and 2018, the Company incurred expense of $1.2 million, $0.9 million, and $0.6 million, respectively, for these services.
Some of the Company’s expenses are periodically paid by Two River. The Company reimburses Two River for these expenses and no interest is charged on the outstanding balance. These reimbursable expenses totaled $27,000, $49,000, and $39,000 for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020 and 2019, the Company had payables to Two River of $182,000 and $75,000, respectively.
In 2019, the Company entered into a consulting agreement with Bellco Capital, LLC (Bellco) to provide various executive services to the Company. Arie Belldegrun, M.D., FACS, the Chairman of the Board of Directors, is the Chairman of Bellco. Rebecka Belldegrun, M.D., who served as a director of the Company through January 25, 2021, is the President and Chief Executive Officer of Bellco. The Company incurred expenses of $25,000 each year for these services for the years ended December 31, 2020 and 2019.

KRONOS BIO, INC.
Notes to Financial Statements
17.SUBSEQUENT EVENTS
In preparing the financial statements as of the year ended December 31, 2020, the Company evaluated subsequent events for recognition and measurement purposes. The Company concluded that no events or transactions have occurred that require disclosure in the accompanying financial statements, other than the following:
New lease agreement
In February 2021, the Company entered into a new lease agreement for its office space in San Mateo, California to move from its current suites, totaling 8,075 square feet, to a larger suite of 17,340 square feet, with a target move date of July 1, 2021. As a result of the move, the initial annual base rent will increase to $1.2 million, and such amount will increase by 3% annually on each anniversary of the commencement date. In connection with the larger space leased, the Company will also make an additional one-time cash security deposit in the amount of $59,700. The new lease agreement also extends the termination date from April 30, 2025 to the last day of the 60th calendar month following the New Premises Commencement Date or August 31, 2026, if earlier.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
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
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal year and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the year ended December 31, 2020, we implemented an equity management system as well as hired additional experienced staff in an effort to strengthen our overall control environment. Other than these changes mentioned, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
ITEM 9B. OTHER INFORMATION
None.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item and not set forth below will be set forth in the section headed “—Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC (our Proxy Statement) within 120 days after the end of the fiscal year ended December 31, 2020 and is incorporated in this Annual Report by reference.
We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at www.kronosbio.com under the Corporate Governance section of our Investors and Media page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver. Shareholders may request a free copy of the Code of Business Conduct and Ethics from our Assistant General Counsel, c/o Kronos Bio, 1300 So. El Camino Real, Suite 300, San Mateo, California 94402.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be set forth in the section headed “Executive Compensation” in our Proxy Statement and is incorporated in this Annual Report by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be set forth in the section headed “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement and is incorporated in this Annual Report by reference.
Information regarding our equity compensation plans will be set forth in the section headed “Executive Compensation” in our Proxy Statement and is incorporated in this Annual Report by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be set forth in the section headed “Transactions With Related Persons” in our Proxy Statement and is incorporated in this Annual Report by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be set forth in the section headed “—Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated in this Annual Report by reference.

PART IV.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.Financial Statements.
The response to this portion of Item 15 is set forth under Part II, Item 8 above.
2.Financial Statement Schedules.
All schedules have been omitted because they are not required or because the required information is given in the financial statements or notes thereto set forth under Part II, Item 8 above.
3.Exhibits.
The exhibits listed below are filed or incorporated by reference as part of this Annual Report.

Exhibit Number	Description Of Document

2.1¥*
Asset Purchase Agreement, by and between the registrant and Gilead Sciences, Inc., dated July 14, 2020 (incorporated by reference to Exhibit 2.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-248925), as amended, filed with the SEC on September 18, 2020).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on October 14, 2020).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on October 14, 2020).
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2
Form of Common Stock Certificate of the registrant (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-248925), as amended, filed with the SEC on October 5, 2020).

4.3
Amended and Restated Investors’ Rights Agreement, by and among the registrant and certain of its stockholders, dated July 1, 2019, as amended on August 20, 2020 (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (File No. 333-248925), as amended, filed with the SEC on September 18, 2020).

4.4	Description of Registrant’s Common Stock.
10.1+
Form of Indemnity Agreement, by and between the registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-248925), as amended, filed with the SEC on October 5, 2020).

10.2+
Kronos Bio, Inc. 2017 Equity Incentive Plan, as amended, and Forms of Option Agreement, Notice of Exercise, Notice of Early Exercise, Restricted Stock Grant Notice and Restricted Stock Award Agreement thereunder (incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-1 (File No. 333-248925), as amended, filed with the SEC on September 18, 2020).

10.3+
Kronos Bio, Inc. 2020 Equity Incentive Plan, and Forms of Option Grant Notice, Option Agreement, Notice of Exercise, Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement thereunder (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1 (File No. 333-248925), as amended, filed with the SEC on October 5, 2020).

10.4+
Kronos Bio, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1 (File No. 333-248925), as amended, filed with the SEC on October 5, 2020).

10.5+¥
Letter Agreement, by and between the registrant and Norbert Bischofberger, Ph.D., dated April 30, 2018, as amended (incorporated by reference to Exhibit 10.5 to the registrant’s Registration Statement on Form S-1 (File No. 333-248925), as amended, filed with the SEC on October 5, 2020).

10.6+¥
Letter Agreement, by and between the registrant and Jorge DiMartino, M.D., Ph.D., dated September 4, 2019 (incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-1 (File No. 333-248925), as amended, filed with the SEC on September 18, 2020).

10.7+¥
Letter of Agreement, by and between the registrant and Barbara Kosacz, dated July 15, 2020 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 18, 2020).

10.8+¥
Letter Agreement, by and between the registrant and Yasir Al-Wakeel, dated August 16, 2020 (incorporated by reference to Exhibit 10.8 to the registrant’s Registration Statement on Form S-1 (File No. 333-248925), as amended, filed with the SEC on September 18, 2020).

10.9
Office Lease, by and between the registrant and DWF IV 1300 S El Camino LLC, dated July 19, 2018, as amended (incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-1 (File No. 333-248925), as amended, filed with the SEC on September 18, 2020).

10.10
Lease, by and between the registrant and BMR-Rogers Street LLC, dated February 28, 2020 (incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (File No. 333-248925), as amended, filed with the SEC on September 18, 2020).

10.11¥
License Agreement, by and between the registrant and President and Fellows of Harvard College, dated January 16, 2018 (incorporated by reference to Exhibit 10.11 to the registrant’s Registration Statement on Form S-1 (File No. 333-248925), as amended, filed with the SEC on September 18, 2020).

10.12+
Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1 (File No. 333-248925), as amended, filed with the SEC on October 5, 2020).

	10.13+¥	Letter of Agreement, by and between the registrant and Christopher Dinsmore, Ph.D., dated May 29, 2020.
	23.1	Consent of Independent Registered Public Accounting Firm.
	24.1	Power of Attorney. Reference is made to the signature page hereto.
	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
	32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
	101.INS	Inline XBRL Instance Document (this document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
	101.SCH	Inline XBRL Taxonomy Extension Schema Document.
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

¥	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
+	Indicates management contract or compensatory plan.
*	Certain portions of this exhibit are omitted because they are not material and would likely cause competitive harm to the registrant if disclosed.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRONOS BIO, INC.

Date:	March 23, 2021	By:	/s/ Norbert Bischofberger
Norbert Bischofberger, Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Norbert Bischofberger, Ph.D., and Barbara Kosacz, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every fact and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or share might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and of the dates indicated.

Signature	Title	Date

/s/ Norbert Bischofberger	President, Chief Executive Officer and Director	March 23, 2021
Norbert Bischofberger, Ph.D.	(Principal Executive Officer)

/s/ Yasir Al-Wakeel	Chief Financial Officer and Head of Corporate Development	March 23, 2021
Yasir Al-Wakeel, BM BCh	(Principal Financial and Accounting Officer)

/s/ Arie Belldegrun	Chairman of the Board of Directors	March 23, 2021
Arie Belldegrun, M.D. FACS

/s/ Marianne De Backer, Ph.D.	Director	March 23, 2021
Marianne De Backer, Ph.D.

/s/ Joshua Kazam	Director	March 23, 2021
Joshua Kazam

/s/ Jakob Loven	Director	March 23, 2021
Jakob Loven, Ph.D.

/s/ John C. Martin	Director	March 23, 2021
John C. Martin, Ph.D.

/s/ Elena Ridloff	Director	March 23, 2021
Elena Ridloff, CFA

/s/ Otello Stampacchia	Director	March 23, 2021
Otello Stampacchia, Ph.D.

/s/ David Tanen	Director	March 23, 2021
David Tanen