Form 10-Q
period 2021-03-31
Kronos Bio, Inc.
filed 2021-05-11
CIK 1741830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No
As of May 10, 2021 the registrant had 56,069,854 shares of common stock, $0.001 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KRONOS BIO, INC.
Condensed Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
Assets		(1)
Current assets:
Cash and cash equivalents	$141,448	$248,009
Short-term investments	257,476	165,052
Prepaid expenses and other current assets	6,347	6,741
Total current assets	405,271	419,802
Long-term investments	41,684	49,001
Property and equipment, net	14,021	13,646
Operating lease right-of-use assets	24,845	27,322
Restricted cash	2,026	2,027
Other noncurrent assets	114	166
Total assets	$487,961	$511,964
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,586	$4,550
Accrued expenses	4,275	4,974
Current portion of operating lease liabilities	822	937
Current portion of other liabilities	2,602	2,395
Total current liabilities	11,285	12,856
Noncurrent operating lease liabilities	29,394	31,120
Other noncurrent liabilities	2,025	2,469
Total liabilities	42,704	46,445
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 and 200,000,000 shares authorized as of March 31, 2021 and December 31, 2020 respectively; 54,385,963 and 54,073,901 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.	54	54
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued and outstanding.	—	—
Additional paid-in capital	583,218	577,390
Accumulated deficit	(137,992)	(111,906)
Accumulated other comprehensive loss	(23)	(19)
Total stockholders' equity	445,257	465,519
Total liabilities, convertible preferred stock and stockholders’ equity	$487,961	$511,964
(1) The balance sheet as of December 31, 2020 is derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$17,594	$6,195
General and administrative	8,584	1,154
Total operating expenses	26,178	7,349
Loss from operations	(26,178)	(7,349)
Other income (expense), net:
Interest expense	—	(1)
Interest and other income, net	92	355
Total other income (expense), net	92	354
Net loss	(26,086)	(6,995)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	(4)	158
Net comprehensive loss	$(26,090)	$(6,837)
Net loss per share, basic and diluted	$(0.48)	$(1.23)
Weighted-average shares of common stock, basic and diluted	54,152,656	5,694,832
The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	54,073,901	$54	$577,390	$(19)	$(111,906)	$465,519
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	—	—	312,062	—	590	—	—	590
Stock-based compensation expense	—	—	—	—	5,238	—	—	5,238
Net unrealized loss on available-for-sale securities	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(26,086)	(26,086)
Balance at March 31, 2021	—	$—	54,385,963	$54	$583,218	$(23)	$(137,992)	$445,257

Balance at December 31, 2019	21,504,893	$122,907	5,660,391	$6	$271	$(18)	$(23,462)	$(23,203)
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	—	—	119,939	—	20	—	—	20
Stock-based compensation expense	—	—	—	—	188	—	—	188
Net unrealized gain on available-for-sale securities	—	—	—	—	—	158	—	158
Net loss	—	—	—	—	—	—	(6,995)	(6,995)
Balance at March 31, 2020	21,504,893	$122,907	5,780,330	$6	$479	$140	$(30,457)	$(29,832)
The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Condensed Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(26,086)	$(6,995)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	444	160
Net amortization/accretion on available-for-sale securities	943	17
Change in accrued interest on available-for-sale securities	16	(68)
Stock-based compensation expense	5,238	188
Noncash lease expense	461	68
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	971	(150)
Other long-term assets	52	—
Accounts payable	(1,199)	(244)
Accrued expenses	228	(286)
Right-of-use operating assets and liabilities, net	175	271
Other liabilities	(241)	(27)
Net cash used in operating activities	(18,998)	(7,066)

Cash flows from investing activities:
Purchase of property and equipment	(1,505)	(626)
Purchase of available-for-sale securities	(126,060)	(2,309)
Maturities of available-for-sale securities	39,416	8,245
Net cash provided by (used in) investing activities	(88,149)	5,310

Cash flows from financing activities:
Principal payments on finance lease	(5)	(8)
Proceeds from issuance of common stock	590	20
Net cash provided by financing activities	585	12

Net decrease in cash and cash equivalents	(106,562)	(1,744)
Cash, cash equivalents and restricted cash at beginning of period	250,036	32,570
Cash, cash equivalents and restricted cash at end of period	$143,474	$30,826

Supplemental disclosures of non-cash activities:
Property and equipment additions included in accounts payable and accrued expenses	$588	$686
Reduction of right-of-use asset due to modification	$(1,741)	$—

Cash and cash equivalents at end of period	$141,448	$28,800
Restricted cash at end of period	2,026	2,026
Cash, cash equivalents and restricted cash at end of period	$143,474	$30,826
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
The Company operates in one business segment: the development of biopharmaceutical products.
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
Initial Public Offering
In October 2020, the Company completed an initial public offering (IPO) of its common stock. In connection with its IPO, the Company issued and sold 15,131,579 shares of its common stock, which included 1,973,684 shares of its common stock issued and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $19.00 per share. As a result of the IPO, the Company received approximately $263.7 million in net proceeds, after deducting underwriting discounts and commissions of $20.1 million and offering expenses of approximately $3.7 million payable by the Company. At the closing of the IPO, all then outstanding convertible preferred stock were automatically converted into 22,687,625 shares of common stock and the then outstanding 2020 Notes were automatically converted into 9,610,713 shares of common stock. At the closing of the IPO, the then outstanding Gilead Note (See Note 11) was also converted into 188,567 shares of common stock. Following the IPO, there were no shares of convertible preferred stock outstanding.
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
Need for Additional Capital
The Company has incurred net operating losses since its inception of $138.0 million as of March 31, 2021. The Company expects that its cash, cash equivalents and investments as of March 31, 2021, in addition to its approximate net cash proceeds of $263.7 million from the Company’s IPO, which closed on October 14, 2020, will enable it to fund its planned operating expenses and capital expenditure requirements for at least one year from the date of issuance of these condensed financial statements. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
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
Unaudited Interim Financial Information
The accompanying balance sheet as of March 31, 2021, the statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020, the statements of convertible preferred stock and stockholders’ equity (deficit) as of March 31, 2021 and 2020, the statements of cash flows for the three months ended March 31, 2021 and 2020, and the financial data and other financial information disclosed to in the notes to the condensed financial statements are unaudited. The unaudited interim financial statements have been prepared on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2021 and the results of its operations the three months ended March 31, 2021 and 2020. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. These financial statements should be read in conjunction with the Company's audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 23, 2021.
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three months ended March 31, 2021, as compared to the significant accounting policies described in Note 2 of the “Notes to Financial Statements” of the Company’s audited financial statements included in its Annual Report.
Recently Adopted Accounting Pronouncements
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

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021
	Level 1	Level 2	Level 3	Fair Value
		(in thousands)
Financial Assets:
Money market funds	$125,053	$—	$—	$125,053
Certificates of deposit	491	—	—	491
Corporate bonds	—	97,500	—	97,500
U.S. agency securities	—	10,001	—	10,001
U.S. treasury securities	202,266	—	—	202,266
Total financial assets	$327,810	$107,501	$—	$435,311

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Financial Assets:
Money market funds	$114,184	$—	$—	$114,184
Certificates of deposit	1,229	—	—	1,229
Corporate bonds	—	40,736	—	40,736
U.S. agency securities	—	10,001	—	10,001
U.S. treasury securities	284,721	—	—	284,721
Total financial assets	$400,134	$50,737	$—	$450,871
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
The Company did not have any financial assets or liabilities as of March 31, 2021 and December 31, 2020 that required Level 3 inputs. There were no transfers of assets between the fair value measurement levels during any of the periods presented in the accompanying financial statements.
4.INVESTMENTS
The fair value and amortized cost of available-for-sale securities by major security type as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
		(in thousands)
Money market funds	$125,053	$—	$—	$125,053
Certificates of deposit	491	1	—	492
Corporate bonds	97,541	3	(44)	97,500
U.S. agency securities	9,999	1	—	10,000
U.S. treasury securities	202,250	22	(6)	202,266
Total cash equivalents and investments	$435,334	$27	$(50)	$435,311

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$114,184	$—	$—	$114,184
Certificates of deposit	1,225	4	—	1,229
Corporate bonds	40,743	9	(16)	40,736
U.S. agency securities	9,999	2	—	10,001
U.S. treasury securities	284,739	3	(21)	284,721
Total cash equivalents and investments	$450,890	$18	$(37)	$450,871

These available-for-sale securities were classified on the Company’s balance sheets as of March 31, 2021 and December 31, 2020 as:

	Fair Value
	March 31, 2021	December 31, 2020
	(in thousands)
Cash equivalents	$136,151	$236,818
Short-term investments	257,476	165,052
Long-term investments	41,684	49,001
Total cash equivalents and investments	$435,311	$450,871
The fair values of available-for-sale securities by contractual maturity as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
Due in 1 year or less	$268,574	$287,686
Due in 1 to 2 years	41,684	49,001
Instruments not due at a single maturity date	125,053	114,184
Total cash equivalents and investments	$435,311	$450,871

As of March 31, 2021 and December 31, 2020, the remaining contractual maturities of available-for-sale securities were less than two years, respectively. There have been no significant realized losses on available-for-sale securities for any of the periods presented in the accompanying financial statements. Based on the Company’s review of its available-for-sale securities, the Company believes that it had no other-than-temporary impairments on these securities as of March 31, 2021 and December 31, 2020 because the Company does not intend to sell these securities nor does it believe that it will be required to sell these securities before the recovery of their amortized cost basis. Gross realized gains and gross realized losses were immaterial for any of the periods presented in the accompanying financial statements.
As of March 31, 2021 and December 31, 2020, unrealized losses on available-for-sale investments are not attributed to credit risk. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s marketable securities are due to market factors.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
5.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(in thousands)
Accrued interest on short-term available-for-sale securities	$1,274	$612
Prepaid equipment service contracts	343	383
Prepaid external research and development and outside services	1,287	1,889
Prepaid software	742	736
Prepaid insurance	1,958	2,881
Prepaid rent and other	743	240
Total prepaid expenses and other current assets	$6,347	$6,741

6.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(in thousands)
Property and equipment:
Lab equipment	$6,497	$5,619
Leasehold improvements	9,033	8,957
Furniture and fixtures	217	216
Finance lease on R&D equipment	—	139
Total property and equipment	15,747	14,931
Less: Accumulated depreciation and amortization	(1,726)	(1,285)
Total property and equipment, net	$14,021	$13,646
Depreciation and amortization expense was $0.4 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.
7.ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LIABILITIES
Accrued expenses consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(in thousands)
Accrued compensation	$841	$2,274
Accrued taxes	4	558
External research and development	2,530	1,017
Accrued outside services	714	—
Accrued leasehold improvements	—	927
Other accrued expenses	186	198
Total accrued expenses	$4,275	$4,974

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
Current portion of other liabilities consist of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(in thousands)
Current portion of finance lease liability	$—	$5
Current portion of unvested early exercised share liability	2,063	2,174
ESPP withholdings	539	216
Total current portion of other current liabilities	$2,602	$2,395
8.STOCK-BASED COMPENSATION
2020 Equity Incentive Plan
In October 2020, the Company adopted its 2020 Equity Incentive Plan (the 2020 Plan) which replaced the 2017 Equity Incentive Plan (Prior Plan) upon completion of the IPO. The 2020 Plan provides for the grant of incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other forms of awards to employees, directors, and consultants of the Company. The number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase each year for a period of ten years, beginning in 2021 and continuing through 2030, in an amount equal to (1) 5.0% of the total numbers of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or (2) a lesser number of shares determined by the Board of Directors no later than December 31 of the immediately preceding year. As of March 31, 2021, the maximum number of shares of common stock that may be issued increased to 14,739,827 shares.
The Company recognizes the impact of forfeitures on stock-based compensation expense as forfeitures occur. The Company applies the straight-line method of expense recognition to all awards with only service-based vesting conditions. Vesting periods are determined at the discretion of the Board of Directors. Stock options typically vest over four years. The maximum contractual term is 10 years.
As of March 31, 2021, there were 5,373,328 shares reserved by the Company under the 2020 Plan for the future issuance of equity awards.
Stock Options
Stock option activity under the 2020 Plan as of March 31, 2021 is summarized as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, December 31, 2020	6,251,159	$8.95
Granted	785,287	29.38
Forfeited	—	—
Exercised	(285,160)	2.07
Balance, March 31, 2021	6,751,286	$11.62	9.15	$121,472
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on March 31, 2021. The intrinsic value of options exercised for the three months ended March 31, 2021 and 2020 was $7.6 million and $0.2 million, respectively, determined as of the applicable date of exercise. There was no future tax benefit related to options exercised, as the Company had accumulated net operating losses as of March 31, 2021 and December 31, 2020.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
The weighted-average grant-date fair value per share of stock options granted, using the Black-Scholes option pricing model, was $21.11 and $1.59 during the three months ended March 31, 2021 and 2020, respectively. The weighted-average grant-date fair value per share of stock options vested was $3.37 and $0.33 during the three months ended March 31, 2021 and 2020, respectively.
For the three months ended March 31, 2021 and 2020, total stock-based compensation related to options was classified in the Company’s statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Research and development expenses	$1,425	$130
General and administrative expenses	1,612	57
Total stock-based compensation expense	$3,037	$187
As of March 31, 2021 and December 31, 2020, there was $49.9 million and $36.3 million of unrecognized stock-based compensation related to stock options, respectively, which is expected to be recognized over a weighted-average period of 3.53 and 3.70 years, respectively.
2020 Employee Stock Purchase Plan
In October 2020, the Company adopted its 2020 Employee Stock Purchase Plan (ESPP), which initially reserved 688,000 shares of the Company’s common stock for employee purchase under terms and provisions established by the Board of Directors. The number of shares of our common stock reserved for issuance under the ESPP automatically increases in 2021 and continuing through 2030, by the lesser of (i) 1.0% of the total number of shares of common stock outstanding on December 31 of the immediately preceding year, and (ii) 1,376,000 shares, except before the date of any increase, the Board of Directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). The Company has 1,248,335 shares reserved for future issuance as of March 31, 2021.
For the three months ended March 31, 2021, total stock-based compensation related to the ESPP was $0.3 million, with $0.1 million recorded in general and administrative expenses and $0.2 million recorded in research and development expenses in the statements of operations and comprehensive loss.
Restricted Stock
Restricted stock awards and units as of March 31, 2021 are summarized as follows:

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Unvested, December 31, 2020	810,197	$22.26
Granted - restricted stock awards and units	339,430	29.32
Vested and converted to shares	(26,902)	0.05
Unvested, March 31, 2021	1,122,725	$24.93	2.69	$32,862
In February 2021, the Company issued 339,430 restricted stock units (RSUs) to certain employees pursuant to the 2020 Plan. These RSUs have a three year vest period and in order to vest, the holder is required to provide service to the Company.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
The Company recognized $1.8 million of stock-based compensation expense related to the RSUs for the three months ended March 31, 2021, of which $0.9 million and $0.9 million are recorded in research and development and general and administrative expenses, respectively, in the current year statement of operations and comprehensive loss. As of March 31, 2021 and December 31, 2020, there was $25.2 million and $17.1 million, respectively, of unrecognized stock-based compensation related to RSUs, which is expected to be recognized over a weighted average period of 2.76 and 2.94 years, respectively. No RSUs have vested as of March 31, 2021.
The Company recorded stock-based compensation expense for its restricted stock awards (RSAs) of $35,000 in general and administrative expenses in the statements of operations and comprehensive loss for the three months ended March 31, 2021 for RSAs granted to a certain executive officer in July 2020. The stock-based compensation recorded for RSAs in the three months ended March 31, 2020 was not material. As of March 31, 2021 and December 31, 2020, there was $0.5 million and $0.5 million, respectively, of unrecognized stock-based compensation related to RSAs, which is expected to be recognized over a weighted average period of 3.33 and 3.58 years, respectively. The RSAs are subject to lapsing repurchase rights and in order to vest, are subject to the holder’s service to the Company. There were no RSAs granted during the three months ended March 31, 2021.
Stock-Based Compensation Summary
Stock-based compensation expense was classified in the Company’s statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020 as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Research and development expenses	$2,554	$131
General and administrative expenses	2,684	57
Total stock-based compensation expense	$5,238	$188
Early Exercised Options
The Company allows certain of its employees and its consultants to exercise options granted under the Prior Plan prior to vesting. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment or service on the Board of Directors at the lesser of the original purchase price or fair market value at the time of repurchase. In order to vest, the holders are required to provide continued service to the Company. The early exercise by an employee or consultant of a stock option is not considered to be a substantive exercise for accounting purposes, and therefore the payment received by the employer for the exercise price is recognized as a liability. For accounting purposes, unvested early exercised shares are not considered issued and outstanding and therefore not reflected as issued and outstanding in the accompanying statements of convertible preferred stock and stockholders' equity (deficit) until the awards vest.
The deposits received are initially recorded in current portion of other liabilities and other noncurrent liabilities for the noncurrent portion. The liabilities are reclassified to common stock and paid-in capital as the repurchase right lapses. At March 31, 2021 and December 31, 2020, there was $2.1 million and $2.2 million recorded in current portion of other liabilities, and $2.0 million and $2.5 million recorded in other noncurrent liabilities, respectively, related to shares held by employees and nonemployees that were subject to repurchase.
9.INCOME TAXES
The Company did not record any income tax expense for the three months ended March 31, 2021 and 2020. The Company has incurred net operating losses for all the periods presented and has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements. The Company has recorded a full valuation allowance against all of its deferred tax assets as it is not more likely than not that such assets will be realized in the near future.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
It is the Company’s policy to record penalties and interest related to income taxes as a component of income tax expense. The Company has not recorded any interest or penalties related to income taxes during the three months ended March 31, 2021 and 2020. The Company has not identified any new uncertain tax positions as of March 31, 2021. Unrecognized tax benefits are not expected to change during the next 12 months. The reversal of the unrecognized tax benefits would not affect the effective tax rate. The Company is subject to examination by U.S. federal and state tax authorities for all years since its inception.
10.NET LOSS PER SHARE
The following table summarizes the computation of basic and diluted net loss per share of the Company for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except share and per share amounts)
Net loss	$(26,086)	$(6,995)
Weighted-average common stock outstanding, basic and diluted	54,152,656	5,694,832
Net loss per share, basic and diluted	$(0.48)	$(1.23)
The Company’s potentially dilutive securities, which include options to purchase shares of the Company's common stock and restricted stock subject to future vesting, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each stated period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	March 31, 2021	March 31, 2020
Stock options to purchase common stock	5,307,444	2,642,509
Early exercised stock options subject to future vesting	1,443,842	681,894
Restricted stock awards subject to future vesting	217,877	188,318
Restricted stock units subject to future vesting	904,847	—
Total	7,874,010	3,512,721

11.COMMITMENTS AND CONTINGENCIES
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

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
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
The Gilead Note settled upon the completion of the Company’s IPO in October 2020.
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

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
12.LEASES
In November 2020, the Company entered into a lease termination for its lab space in Cambridge, Massachusetts to terminate the lease as of January 31, 2021, rather than May 31, 2021. The cost for early termination was a payment of $0.1 million. The Company accounted for this change in lease term as a modification of the originally amended lease. As a result of the modification, the operating right-of-use asset and lease liability were remeasured as of the modification date. As of March 31, 2021, there was no remaining lease liability or right-of-use asset related to this lease.
In March 2020, the Company entered into an 11-year lease agreement to move its research and development operations from 21 Erie Street, Cambridge, Massachusetts, to a 40,514 square-feet facility at 301 Binney Street, Cambridge, Massachusetts (new Cambridge facility). The new lease commenced on February 28, 2020 with an initial annual base rent of $4.1 million. The initial rent payment was paid as of September 30, 2020, with rent payments escalating 3.0% annually after the initial 12 payments. As discussed in Note 2, the Company executed a letter of credit for $2.0 million in connection with the lease. The lease includes $3.7 million in certain tenant improvement allowances, which the Company included in its calculation of the right-of-use asset in the lease at commencement. As of March 31, 2021, $3.3 million in improvement costs incurred by the Company were reimbursed by the lessor and are now included within the total lease liability. In connection with the lease, the Company recognized an operating lease right-of-use asset of $24.7 million and $25.1 million and an aggregate lease liability of $30.1 million and $30.1 million on the March 31, 2021 and December 31, 2020 balance sheets, respectively. The remaining lease term is 9 years and 11 months, and the estimated incremental borrowing rate is 8.50%.
In July 2018, the Company entered into a lease agreement for a 4,661 square-foot office space to be used for general and administrative activities in San Mateo, California. The lease commenced on August 1, 2018 and had a 37-month initial term expiring on August 31, 2021. The lease also contained an option for the Company to extend the lease upon its initial expiration. In connection with the lease, the Company made a one-time cash security deposit in the amount of $28,000. In May 2020, the Company amended its agreement to extend the lease for its office in San Mateo, California through April 2025. The initial annual base rent was $0.3 million, and such amount was to increase by 3% annually on each anniversary of the commencement date. The Company expanded to an adjacent suite in July 2020, which was treated as a separate lease for accounting purposes. The additional space was approximately 3,414 square feet and was similarly be used for general and administrative activities. The lease commenced on July 1, 2020 and with an initial expiration date of April 30, 2025. In connection with the additional space leased, the Company made a one-time additional cash security deposit in the amount of $25,000. The initial annual base rent for the expansion was $0.2 million, and such amount will increase by 3% annually on each anniversary of the commencement date.
In February 2021, the Company entered into a new lease agreement for its office space in San Mateo, California to move from its current suites, totaling 8,075 square-feet, to a larger suite totaling 17,340 square-feet, with a target move date of July 1, 2021. The Company accounted for this change in lease term of the original suites as a modification of the originally amended lease. As a result of the modification, the operating right-of-use asset and lease liability were remeasured as of the modification date. In connection with the lease of the 4,661 square foot suite, the Company recognized an operating lease right-of-use asset of $59,000 and an aggregate lease liability of $53,000 on the March 31, 2021 balance sheet, after the modification adjustment. The operating lease right-of-use asset and aggregate lease liability for this suite were $1.1 million and $1.1 million, respectively, as of December 31, 2020. In connection with the lease of the 3,414 square foot suite, the Company recognized an operating lease right-of-use asset of $43,000 and an aggregate lease liability of $38,000 on the March 31, 2021 balance sheet, after the modification adjustment. The operating lease right-of-use asset and aggregate lease liability for this suite were $0.8 million and $0.8 million, respectively, as of December 31, 2020. The remaining lease term for both spaces is 3 months and the estimated incremental borrowing rate is 12.07%.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
The new 17,340 square foot suite will be treated as a separate lease for accounting purposes. The initial annual base rent for the new space will be $1.2 million, and such amount will increase by 3% annually on each anniversary of the new premises commencement date. In connection with the larger space leased, the Company has also made an additional one-time cash security deposit in the amount of $59,000. The new lease commenced in April 2021 while tenant improvements are being made and the new lease agreement extends the termination date from April 30, 2025 to April 30, 2026.
The following table summarizes the presentation of the Company’s operating leases in its balance sheets as of March 31, 2021 and December 31, 2020:

Balance Sheet Caption	March 31, 2021	December 31, 2020
	(in thousands)
Assets:
Operating lease assets	$24,845	$27,322
Liabilities:
Current portion of operating lease liabilities	$822	$937
Noncurrent operating lease liabilities	29,394	31,120
Total operating lease liabilities	$30,216	$32,057

The following table summarizes the effect of finance lease costs in the Company’s statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020:

Statement of Operations and Comprehensive Loss Caption	Three Months Ended March 31,
	2021	2020
	(in thousands)
Research and development	$3	$5
Interest income (expense), net	—	1
Total finance lease cost	$3	$6
The following table summarizes the effect of operating lease costs in the Company’s statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020:

Statement of Operations and Comprehensive Loss Caption	Three Months Ended March 31,
	2021	2020
	(in thousands)
Research and development	$1,008	$256
General and administrative	376	163
Total operating lease cost	$1,384	$419
The Company made cash payments of $1.2 million and $0.1 million under the lease agreements during the three months ended March 31, 2021 and 2020, respectively.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
The undiscounted future non-cancellable lease payments under the Company's operating leases as of March 31, 2021 for the next five years and thereafter is expected to be as follows:

Period Ending December 31,	Amount
(in thousands)
Remaining nine months of 2021	$3,207
2022	4,204
2023	4,330
2024	4,460
2025 and thereafter	30,624
Total undiscounted lease payments	46,825
Less: Present value adjustment	(16,241)
Less: Tenant improvement allowance	(368)
Present value of operating lease liabilities	$30,216

13.RELATED PARTIES
On December 1, 2017, the Company entered into a three-year services agreement with Two River Consulting, LLC (Two River) to provide various clinical development, operational, managerial, accounting and financial, and administrative services to the Company. Arie Belldegrun, M.D., FACS, the Chairman of the Board of Directors, is the Chairman of Two River. Mr. Joshua Kazam and Mr. David Tanen, each a director of the Company, are each partners of Two River. Mr. Tanen additionally serves as our Corporate Secretary. Mr. Christopher Wilfong, a strategic advisor to the Company, is an Operating Partner of Two River and Mr. Sean Algeo, serving as the Company’s Financial Consultant, is the Chief Financial Officer of Two River. During the three months ended March 31, 2021 and 2020, the Company incurred expense of $0.2 million and $0.2 million respectively, for these services.
Some of the Company’s expenses are periodically paid by Two River. The Company reimburses Two River for these expenses and no interest is charged on the outstanding balance. These reimbursable expenses were not material for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, the Company had payables to Two River of $63,000 and $182,000, respectively.
In 2019, the Company entered into a consulting agreement with Bellco Capital, LLC (Bellco) to provide various executive services to the Company. Arie Belldegrun, M.D., FACS, the Chairman of the Board of Directors, is the Chairman of Bellco. Rebecka Belldegrun, M.D., who served as a director of the Company through January 25, 2021, is the President and Chief Executive Officer of Bellco. During the three months ended March 31, 2021 and 2020, the Company incurred expense of $6,300 and $6,300, respectively, for these services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the condensed financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited financial statements and related notes as of and for the fiscal year ended December 31, 2020 included in our Annual Report on Form 10-K, as filed with the SEC on March 23, 2021.
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
The following chart summarizes the current stages of our development programs including our lead product candidate, ENTO, as well as KB-0742, and our next anticipated milestones.

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
Since inception, we have had significant operating losses, primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. Our net loss was $26.1 million and $7.0 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $138.0 million. As of March 31, 2021, we had $440.6 million of cash, cash equivalents and investments. In October 2020, we completed an initial public offering (IPO) of our common stock. As a result of the IPO, we received approximately $263.7 million in net proceeds, after deducting underwriting discounts and commissions and offering expenses. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and, to a lesser extent, general and administrative expenditures. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.

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

Results of Operations
Comparison of Three Months Ended March 31, 2021 and 2020
The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Operating expenses:
Research and development	$17,594	$6,195	$11,399
General and administrative	8,584	1,154	7,430
Total operating expenses	26,178	7,349	18,829
Loss from operations	(26,178)	(7,349)	(18,829)
Other income (expense), net:
Interest expense	—	(1)	1
Interest and other income, net	92	355	(263)
Total other income (expense), net	92	354	(262)
Net loss	$(26,086)	$(6,995)	$(19,091)

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Direct Costs	$9,763	$3,143	$6,620
Indirect Costs:
Personnel	6,071	1,836	4,235
Facilities, depreciation and other expenses	1,760	1,216	544
Total research and development expenses	$17,594	$6,195	$11,399
Research and development expenses were $17.6 million for the three months ended March 31, 2021, compared to $6.2 million for the three months ended March 31, 2020. The increase of $11.4 million was primarily due to an increase of $6.4 million in outside and consulting research expenses and an increase of $4.2 million in personnel costs primarily attributable to increased research and development personnel headcount, including an increase in stock-based compensation of $2.4 million. Also contributing to this increase in research and development expenses is an increase of $0.5 million in facilities, depreciation and other expenses primarily attributable to the commencement of the lease for our new Cambridge facility in March 2020, and an increase of $0.3 million in lab supplies related to increased development activity in connection with our preclinical product candidates.

General and Administrative Expenses
General and administrative expenses were $8.6 million for the three months ended March 31, 2021 compared to $1.2 million for the three months ended March 31, 2020. The increase of $7.4 million was primarily due to $2.6 million in professional fees primarily attributable to legal and outside consultant costs and an increase in stock-based compensation of $2.6 million attributable to both the increases in personnel costs and outside consulting services. Also contributing to this increase in general and administrative expenses is an increase of $1.3 million in personnel costs, primarily attributable to increased general and administrative personnel headcount to support the growth of our research and development organization and an increase of $0.8 million in other expenses primarily attributable to increases in taxes and filing fees, facility costs, and information technology related services.
Interest and Other Income, Net
Interest and other income, net primarily consists of interest earned on our cash, cash equivalents, and investments.
Liquidity, Capital Resources and Plan of Operations
Sources of Liquidity
To date, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever. Prior to our IPO, our operations were financed primarily by net proceeds from the sale and issuance of our convertible preferred stock and the 2020 Notes, totaling aggregate gross proceeds of $278.2 million. As of March 31, 2021, we had cash, cash equivalents and investments of $440.6 million.
Upon completion of our IPO on October 14, 2020, we sold an aggregate of 15,131,579 shares of our common stock including 1,973,684 shares of common stock sold pursuant to the full exercise of the underwriters’ option to purchase additional shares at a price of $19.00 per share and received approximately $263.7 million in net proceeds after deducting underwriting discounts and commissions and offering expenses.
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

Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2021	2020
	(unaudited)
	(in thousands)
Cash used in operating activities	$(18,998)	$(7,066)
Cash used in (provided by) investing activities	(88,149)	5,310
Cash provided by financing activities	585	12
Net decrease in cash and cash equivalents	$(106,562)	$(1,744)
Operating Activities
During the three months ended March 31, 2021, cash used in operating activities was $19.0 million, which was primarily attributable to our net loss of $26.1 million, primarily offset by non-cash charges of $7.1 million. The non-cash charges primarily consisted of $5.2 million in stock-based compensation, net amortization and accretion of investment securities of $0.9 million, noncash lease expense of $0.5 million, and depreciation and amortization of $0.4 million.
During the three months ended March 31, 2020, cash used in operating activities was $7.0 million, which was primarily attributable to our net loss of $7.0 million, as well as changes in our operating assets and liabilities of $0.4 million, and partially offset by non-cash charges of $0.4 million. Changes in our operating assets and liabilities of $0.4 million during the three months ended March 31, 2020 primarily consisted of a decrease of $0.5 in accounts payable and accrued expenses and a $0.2 million increase in prepaid expenses and other current assets, partially offset by an increase in net operating lease liabilities of $0.3 million.
During the three months ended March 31, 2021, cash used in investing activities was $88.1 million, consisting of $126.0 million of net investment purchases and $1.5 million for the purchase of property and equipment, partially offset by $39.4 million in investment maturities.
During the three months ended March 31, 2020, cash provided by investing activities was $5.3 million, consisting of $8.2 million in investment maturities, partially offset by $2.3 million of net investment purchases and $0.6 million for the purchase of property and equipment.
Financing Activities
During the three months ended March 31, 2021, net cash provided by financing activities was $0.6 million, consisting primarily of proceeds from the exercise of stock options of $0.6 million. Net cash provided by financing activities during the three months ended March 31, 2020 was also primarily attributable to the proceeds from the exercise of stock options.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2020:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$50,401	$4,764	$9,722	$9,885	$26,030
Finance lease obligations	6	6	—	—	—
Total	$50,407	$4,770	$9,722	$9,885	$26,030
____________
(1)Represents payments due for our lease of office space in San Mateo, California and Cambridge, Massachusetts, as of December 31, 2020.

In February 2021, we entered into a new lease agreement for our office space in San Mateo, California to move from our current suites, totaling 8,075 square-feet, to a larger suite totaling 17,340 square-feet, with a target move date of July 1, 2021. We accounted for this change in lease term of the original suites as a modification of the originally amended lease. Refer to Note 12 for further discussion on the accounting implications of the lease substitution.
The initial annual base rent for the new space will be $1.2 million, and such amount will increase by 3% annually on each anniversary of the new premises commencement date. In connection with the larger space leased, we have also made an additional one-time cash security deposit in the amount of $59,000. The new lease commenced in April 2021 while tenant improvements are being made and the new lease agreement extends the termination date from April 30, 2025 to April 30, 2026.
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
JOBS Act Accounting Election
We are an “emerging growth company” as defined in the JOBS Act, and we may remain an emerging growth company for up to five years following our IPO.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents, short-term investments, and long-term investments. As of March 31, 2021, our cash equivalents and short-term investments consisted of money market funds, certificates of deposit, corporate bonds, U.S. Treasury securities, and U.S. Agency securities.. As of December 31, 2020, our cash equivalents and short-term investments consisted of money market funds, certificates of deposit, corporate bonds, U.S. Treasury securities, and U.S. Agency securities that have contractual maturities of less than one year. As of March 31, 2021, our long-term investments consisted of investments in U.S. Treasury securities and corporate bonds that have contractual maturities of greater than on year. As of December 31, 2020, our long-term investments consisted of investments in U.S. Treasury securities, U.S. agency securities, and corporate bonds that have contractual maturities of greater than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes resulting from the impact of the COVID-19 pandemic. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. If a 100 basis point increase or decrease in interest rates were to have occurred on March 31, 2021, this change would not have had a material impact on our condensed financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Foreign Currency Exchange Risk
All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that permit us to satisfy our payment obligations in U.S. dollars (at prevailing exchange rates) but have underlying payment obligations denominated in foreign currencies, primarily including the Euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not had a formal hedging program with respect to foreign currency. We believe a hypothetical 100 basis point increase or decrease in exchange rates at March 31, 2021 would not have had a material effect on our condensed financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in litigation or other legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2021, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material effect on our business.

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
•The COVID-19 pandemic could adversely impact our business, including our ongoing and planned clinical trials.
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
•We rely, and expect to rely in the future, on third parties, including independent clinical investigators and contract research organizations to conduct certain aspects of our preclinical studies and ongoing and planned clinical trials.
•Our success is highly dependent on our ability to attract and retain highly-skilled executive officers and employees.

RISK FACTORS
We have identified the following material factors that make an investment in our common stock speculative or risky. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making investment decisions regarding our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. The risks described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. We have marked with an asterisk (*) those risk factors that reflect changes from the similarly titled risk factors included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Commission on March 23, 2021.
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
We have incurred significant net losses in each period since we commenced operations in June 2017. For the three months ended March 31, 2021 and 2020, we reported net losses of $26.1 million and $7.0 million, respectively. As of March 31, 2021, we had an accumulated deficit of $138.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:
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
•timely completion of our preclinical studies and ongoing and planned clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;
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
We had cash, cash equivalents, and investments of $440.6 million as of March 31, 2021. We believe that, based upon our current operating plan, our existing capital resources will be sufficient to fund our anticipated operations into 2024, including through the completion of our planned registrational Phase 3 clinical trial of ENTO in combination with IC in AML patients with NPM1 mutations and the completion of our Phase 1/2 clinical trial of KB-0742 for the treatment of advanced solid tumors. However, we have based this estimate on our current development plans and assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control, including as a result of the COVID-19 pandemic. In any event, our future capital requirements will depend on many factors, including:
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
•third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications; or
•disruptions caused by the COVID-19 pandemic, which may increase the likelihood that we encounter difficulties or delays in initiating, enrolling, conducting or completing our ongoing or planned clinical trials.

In addition, our proposal for new or emerging biomarker surrogate endpoints may result in data that is not accepted by certain regulatory bodies or industry professionals, or if such endpoints are later found to be insufficient to establish clinical efficacy, may require us to change the design of our clinical trials. With respect to our planned ENTO registrational trial in patients with NPM1 mutated AML, following our discussions with FDA as part of our End-of-Phase 2 meeting, we plan to use measurable residual disease (MRD) negative CR as the primary endpoint in support of accelerated regulatory approval. MRD has only recently emerged as a surrogate endpoint for progression free survival in hematological malignancies, and while regulatory approvals on the basis of MRD status have been granted in acute lymphocytic leukemia and Chronic Lymphocytic Leukemia (CLL), to date there have not been any regulatory approvals on the basis of MRD status in AML. We are proceeding as planned with our randomized, double-blinded, placebo-controlled registrational Phase 3 clinical trial of ENTO in combination with IC in approximately 180 newly diagnosed NPM1-mutated AML patients. We intend to complete the validation of the assay necessary to meet regulatory requirements for a companion diagnostic in parallel with the conduct of the clinical trial. Patients will be randomized to receive standard of care IC in combination with twice-daily ENTO or a placebo. MRD will be assessed in patients who achieve a CR after induction. These patients may then go on to receive consolidation therapy with cytarabine with ENTO or placebo as per their randomization assignment. MRD negative CR in the intent-to-treat population is the proposed primary endpoint for accelerated approval. This planned trial may not enable an expeditious path to regulatory approval in newly diagnosed AML patients with NPM1 mutations and may not be accepted by the FDA or otherwise be sufficient to obtain regulatory approval, which could result in a longer time to potential commercialization of ENTO in the United States, if approved and commercialized at all, and could increase the costs of development and could harm our competitive position in the marketplace. In addition, even if we proceed with our planned Phase 3 clinical trial using MRD negative CR as a surrogate enpoint and were to obtain accelerated approval, failure of the industry to adopt MRD negative CR rate as a valid or meaningful endpoint for an AML therapeutic may adversely impact our commercial prospects as a result of our clinical trial results being discounted or disregarded by industry professionals.
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

If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, regulatory approval could be delayed or prevented.*
We may not be able to initiate or continue our ongoing or planned clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA. In addition, some of our competitors may have ongoing clinical trials for product candidates that would treat the same or a similar patient population as we plan to treat with our product candidates in clinical trials, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.
We have initiated a Phase 1/2 clinical trial of KB-0742 in cancer patients to evaluate its safety, PK and PD across multiple dose levels and dosing schedules. Following identification of a recommended Phase 2 clinical trial dose and schedule, we intend to enroll expansion cohorts in one or more biomarker-defined patient populations with transcriptionally addicted cancers, beginning with MYC-amplified solid tumors independent of histology. However, if the safety, PK or PD data from the first stage of the clinical trial suggest our initial doses are suboptimal, this would likely delay initiation of the expansion cohorts. We may also seek to enroll an additional cohort of soft tissue sarcoma patients with transcription factor fusions and patients with chordoma, an incurable solid tumor addicted to the brachyury transcription factor, in order to further demonstrate proof of concept for KB-0742. While we believe it is feasible to enroll such patients at major academic centers, patients with these tumor types are relatively rare, and we may be unable to enroll or maintain a sufficient number of these patients in any such additional cohort, which could adversely affect our development and registration strategy for KB-0742.
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
If adverse side effects or unexpected characteristics are identified during the development of our product candidates, we may need to abandon or limit the development of a product candidate.*
As is the case with pharmaceuticals generally, side effects and adverse events (AEs) associated with ENTO have been observed. In ENTO’s first clinical trial in healthy volunteers and subjects with rheumatoid arthritis (RA), the most frequently reported AEs were headache, nausea and constipation without any clear relationship to dose level. Mildly increased liver enzymes were observed in some healthy subjects and patients with RA. In a clinical trial of ENTO in more than 700 patients with hematologic malignancies, predominantly with B cell malignancies such as CLL, the most frequently reported treatment-related AEs, with an incidence greater than 10% in CLL patients, were fatigue, nausea, diarrhea, headache, decreased appetite and fever. AEs of Grade 3 or greater in at least 5% of patients included neutropenia, elevated liver enzymes and electrolyte abnormalities. ENTO has also been tested in a Phase 1b/2 clinical trial in 148 AML patients. Early ENTO safety studies were conducted in relapsed patients as monotherapy and in combination with IC and in newly diagnosed elderly patients in combination with HMAs such as azacytidine or decitabine. Aside from the AEs typical of the disease and IC, such as cytopenias and fever, the main AEs attributable to ENTO included diarrhea, nausea, and febrile neutropenia. Results of our ongoing or planned clinical trials, including those for ENTO and KB-0742, could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could result in the delay, suspension or termination of clinical trials by us or the FDA or foreign regulatory authorities for a number of reasons. Additionally, due to the high mortality rates of the cancers for which we are initially pursuing development of ENTO and KB-0742, a significant percentage of patients in these clinical trials may die during a trial, which could impact development of these product candidates. If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospects of our product candidates will be harmed and our ability to generate product revenues from this product candidate will be delayed or eliminated. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of our product candidates. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.
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
Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data becomes available, and are subject to audit and verification procedures that could result in material changes in the final data.*
From time to time in the future, we may publicly disclose preliminary, interim or topline data from our ongoing or planned clinical trials. These updates are typically based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline or preliminary results that we may report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim, topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, such data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim, topline, or preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim, topline or preliminary data by us or by our competitors in the future could result in volatility in the price of our common stock.
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
The COVID-19 pandemic could adversely impact our business, including our ongoing or planned clinical trials.*
The COVID-19 pandemic in the United States and in other countries in which we have ongoing and planned clinical trials and where our current or future third party manufacturers or supply chain vendors operate, could cause significant disruptions that could severely impact our business and our planned clinical trials, including:
•delays or difficulties in screening and enrolling patients in our ongoing and planned clinical trials;
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
Such disruptions could impede, delay, limit or prevent completion of our preclinical studies or commencement or the continuation of planned or other future clinical trials and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would seriously harm our operations and financial condition and increase our costs and expenses. In addition, we also experienced delays in our discovery and development activities as a result of the COVID-19 pandemic, primarily due to temporary and partial shutdowns at certain of our CROs that have since resumed normal operations, and due to the California and Massachusetts stay-at-home orders where our operations are located. Future or revised stay-at-home orders could result in additional delays or otherwise negatively impact our discovery and development activities. The COVID-19 pandemic could also affect the business of the FDA or other health authorities which could result in delays in meetings related to our ongoing and planned clinical trials and ultimately of reviews and approvals of our product candidates. Moreover, to the extent the evolving effects of the COVID-19 pandemic adversely affect our business and financial condition, they may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.
The global COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 pandemic may impact our business, preclinical development activities and ongoing and planned clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate duration and severity of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
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
Even if our product candidates receive regulatory approval, they will be subject to significant post-marketing regulatory requirements and oversight. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions on marketing or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems.*
Following any regulatory approvals, our products will be subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs. Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with cGMPs and GCP for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA and comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:
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
Disruptions at the FDA, the SEC or other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.*
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC, and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on in March 10, 2020 the FDA announced its intention to postpone most inspections of foreign and domestic manufacturing facilities and products through April 2020. On March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. Subsequently, on July 10, 2020 the FDA announced its intention to and only resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system in July 2020. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have passed. On December 22, 2017, President Trump signed into law federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act), which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018 (BBA), among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare Part D drug plans. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear when a decision will be made or how the Supreme Court will rule. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the ACA. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2030 unless additional congressional action is taken. COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March December 31, 2021, and extended the sequester by one year, through 2030. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. On July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U. S. Department of Health and Human Services (HHS) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March January 221, 20231. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
•the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives. The information reported is publicly available on a searchable website, with disclosure required annually;
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
Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with those requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition, or results.*
We maintain and process, and our third-party vendors, collaborators, contractors and consultants maintain and process on our behalf, a large quantity of sensitive information, including confidential business, personal and patient health information in connection with our preclinical studies and our employees, and are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information. Failure by us or our third-party vendors, collaborators, contractors and consultants to comply with any of these laws and regulations could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.
In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and the legislative landscape is constantly evolving. In particular, regulations promulgated pursuant to HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. Further, if we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face significant administrative, civil and criminal penalties. The HHS has the discretion to impose penalties without attempting to first resolve violations. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

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

Risks Related to Our Reliance on Third Parties
We rely on third parties, including independent clinical investigators and CROs, to conduct certain aspects of our preclinical studies and ongoing and planned clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.*
We have relied upon and plan to rely in the future upon third parties, including independent clinical investigators and third-party CROs, to conduct certain aspects of our preclinical studies and ongoing and planned clinical trials and to monitor and manage data for our ongoing preclinical and planned clinical programs. Pursuant to the Gilead Asset Purchase Agreement, Gilead is responsible for certain ongoing clinical trials of ENTO and LANRA.
We rely or will rely on these parties for execution of our preclinical studies and ongoing and planned clinical trials, and may not control, or will only control certain aspects of, their activities. Nevertheless, we are or will be responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our products candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be adversely affected if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
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
The effects of the COVID-19 pandemic and government measures taken in response have also had a significant impact on our CROs, and they have in the past faced disruptions and in the future may face further disruption which may affect our ability to initiate and complete our preclinical studies and ongoing and planned clinical trials.

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

We have grown rapidly and will need to continue to grow the size of our organization and expand our capabilities, and we may experience difficulties in managing this growth.*
As of March 31, 2021, we had 74 full-time employees. As of January 1, 2019, we had nine full-time employees and since then, we have expanded our executive team with the additions of our Chief Medical Officer and Executive Vice President, Clinical Development, our Chief Scientific Officer, our Chief Operating Officer and General Counsel, our Chief Financial Officer. and our Senior Vice President, Pharmaceutical Development and Manufacturing. We expect to experience continued growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, research science, clinical operations, manufacturing, regulatory affairs, and, if any of our product candidates receives marketing approval, sales, marketing and distribution. In addition, we are building a self-sufficient accounting and finance group within our company, and have relied and continue to rely on a third-party accounting consulting firm to augment our internal accounting and finance function. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. We have built out our leased office and laboratory space in Cambridge, Massachusetts, which we now occupy, and are building out leased office space in San Mateo to accommodate our growing workforce there. It is possible that we will encounter delays or difficulties with our move to this new facility, including due to the ongoing COVID-19 pandemic, which could negatively impact our operating plans.
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
Further, we currently rely, and for the foreseeable future will continue to rely, in substantial part on certain third-party contract organizations, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our ongoing and planned clinical trials and the manufacture of our current or future product candidates. We cannot assure you that the services of such third-party contract organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our vendors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of any of our product candidates or otherwise advance our business. We cannot assure you that we will be able to properly manage our existing vendors or consultants or find other competent outside vendors and consultants on economically reasonable terms, or at all.
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
We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.*
We rely on information technology systems that we or our third-party vendors operate to process, transmit and store electronic information in our day-to-day operations. In addition, the COVID-19 pandemic has intensified our dependence on information technology systems as many of our critical business activities are currently being conducted remotely. In connection with our discovery and development efforts, we may collect and use a variety of personal data, such as name, mailing address, email addresses, phone number and clinical trial information. A successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Moreover, the prevalent use of mobile devices to access confidential information increases the risk of security breaches. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the GDPR) and may cause a material adverse impact to our reputation, affect our ability to conduct our ongoing and planned clinical trials and potentially disrupt our business. In addition, failure to maintain effective internal accounting controls related to security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and subject us to regulatory scrutiny.
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
We and our officers, directors, and holders of substantially all of our capital stock, stock options and other securities convertible into, exercisable or exchangeable for our capital stock outstanding immediately prior to the closing of our IPO have agreed with the underwriters for our IPO, subject to certain exceptions, not to dispose of or hedge any of common stock or securities convertible into or exchangeable for shares of common stock for a period of 180 days following the date of the final prospectus for our IPO, except with the prior written consent of Goldman Sachs & Co. LLC, Jefferies LLC, Cowen and Company, LLC and Piper Sandler & Co. on behalf of the underwriters. We refer to such period as the lock-up period. When the lock-up period expired on April 7, 2021, we and our securityholders subject to a lock-up agreement or market stand-off agreement will became able to sell our shares in the public market. In addition, Goldman Sachs & Co. LLC, Jefferies LLC, Cowen and Company, LLC and Piper Sandler & Co. may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements at any time and for any reason. Sales of a substantial number of such shares upon after the expiration of the lock-up and market stand-off agreements, the perception that such sales may occur, or early release of these agreements, could cause our market price to fall.

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
Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and investments. As of March 31, 2021, we have not used any of the net proceeds from our IPO.
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

10.1	Second Amendment to Office Lease, dated February 8, 2021, by and between Kronos Bio, Inc. and MPVCA San Mateo LLC.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1#
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (this document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report on Form 10-Q), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRONOS BIO, INC.

Date:	May 11, 2021	By:	/s/ Norbert Bischofberger
Norbert Bischofberger, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2021	By:	/s/ Yasir Al-Wakeel
Yasir Al-Wakeel, BM BCh
Chief Financial Officer and Head of Corporate Development
(Principal Financial and Accounting Officer)