Form 10-Q
period 2021-06-30
Kronos Bio, Inc.
filed 2021-08-12
CIK 1741830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______to _______
Commission file number: 001-39592

Kronos Bio, Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-1895605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1300 So. El Camino Real, Suite 400
San Mateo, California 94402
(650) 781-5200
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

1300 So. El Camino Real, Suite 300
San Mateo, California 94402
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No
As of August 5, 2021 the registrant had 56,254,188 shares of common stock, $0.001 par value per share, outstanding.

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	3
	Condensed Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2021 and 2020 (unaudited)	4
	Condensed Statements of Convertible Preferred Stock and Stockholders’ (Equity) Deficit for the Three and Six Months Ended June 30, 2021 and 2020 (unaudited)	5
	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020	6
	Notes to Condensed Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	32
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	96
Item 6.	Exhibits	97
	Signatures	98

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KRONOS BIO, INC.
Condensed Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
Assets		(1)
Current assets:
Cash and cash equivalents	$185,658	$248,009
Short-term investments	231,219	165,052
Prepaid expenses and other current assets	7,426	6,741
Total current assets	424,303	419,802
Long-term investments	2,377	49,001
Property and equipment, net	14,967	13,646
Operating lease right-of-use assets	27,957	27,322
Restricted cash	2,026	2,027
Other noncurrent assets	112	166
Total assets	$471,742	$511,964
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,342	$4,550
Accrued expenses	6,516	4,974
Current portion of operating lease liabilities	1,133	937
Current portion of other liabilities	2,087	2,395
Total current liabilities	13,078	12,856
Noncurrent operating lease liabilities	32,843	31,120
Other noncurrent liabilities	1,714	2,469
Total liabilities	47,635	46,445
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 authorized as of June 30, 2021 and December 31, 2020; 54,759,344 and 54,073,901 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.	55	54
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued and outstanding.	—	—
Additional paid-in capital	591,093	577,390
Accumulated deficit	(167,047)	(111,906)
Accumulated other comprehensive income (loss)	6	(19)
Total stockholders' equity	424,107	465,519
Total liabilities, convertible preferred stock and stockholders’ equity	$471,742	$511,964
(1) The balance sheet as of December 31, 2020 is derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$19,802	$7,175	$37,396	$13,370
General and administrative	9,339	1,623	17,923	2,777
Total operating expenses	29,141	8,798	55,319	16,147
Loss from operations	(29,141)	(8,798)	(55,319)	(16,147)
Other income (expense), net:
Interest expense	—	—	—	(1)
Interest and other income, net	86	219	178	574
Total other income (expense), net	86	219	178	573
Net loss	(29,055)	(8,579)	(55,141)	(15,574)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	29	24	25	182
Net comprehensive loss	$(29,026)	$(8,555)	$(55,116)	$(15,392)
Net loss per share, basic and diluted	$(0.53)	$(1.47)	$(1.01)	$(2.70)
Weighted-average shares of common stock, basic and diluted	54,506,195	5,833,946	54,330,402	5,764,389
The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	54,073,901	$54	$577,390	$(19)	$(111,906)	$465,519
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	—	—	312,062	—	590	—	—	590
Stock-based compensation expense	—	—	—	—	5,238	—	—	5,238
Net unrealized gain on available-for-sale securities	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(26,086)	(26,086)
Balance at March 31, 2021	—	$—	54,385,963	$54	$583,218	$(23)	$(137,992)	$445,257
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	—	—	322,812	1	626	—	—	627
Stock-based compensation expense	—	—			6,432	—	—	6,432
Employee stock purchase plan	—	—	50,569	—	817	—	—	817
Net unrealized gain on available-for-sale securities	—	—	—	—	—	29	—	29
Net loss	—	—	—	—	—	—	(29,055)	(29,055)
Balance at June 30, 2021	—	$—	54,759,344	$55	$591,093	$6	$(167,047)	$424,107

Balance, December 31, 2019	21,504,893	$122,907	5,660,391	$6	$271	$(18)	$(23,462)	$(23,203)
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	—	—	119,939	—	20	—	—	20
Stock-based compensation expense	—	—	—	—	188	—	—	188
Net unrealized loss on available-for-sale securities	—	—	—	—	—	158	—	158
Net loss	—	—	—	—	—	—	(6,995)	(6,995)
Balance at March 31, 2020	21,504,893	$122,907	5,780,330	$6	$479	$140	$(30,457)	$(29,832)
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	—	—	171,713	—	113	—	—	113
Stock-based compensation expense	—	—	—	—	293	—	—	293
Net unrealized loss on available-for-sale securities	—	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	—	(8,579)	(8,579)
Balance at June 30, 2020	21,504,893	$122,907	5,952,043	$6	$885	$164	$(39,036)	$(37,981)
The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Condensed Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(55,141)	$(15,574)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	908	343
Net amortization/accretion on available-for-sale securities	2,074	64
Change in accrued interest on available-for-sale securities	53	48
Stock-based compensation expense	11,670	481
Noncash lease expense	1,112	1,016
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(65)	(32)
Other long-term assets	54	(272)
Accounts payable	(1,488)	294
Accrued expenses	2,454	26
Right-of-use operating assets and liabilities, net	172	148
Other liabilities	(1,065)	1,462
Net cash used in operating activities	(39,262)	(11,996)

Cash flows from investing activities:
Purchase of property and equipment	(2,856)	(1,721)
Purchase of available-for-sale securities	(141,196)	(8,158)
Maturities of available-for-sale securities	118,933	29,180
Net cash provided by (used in) investing activities	(25,119)	19,301

Cash flows from financing activities:
Principal payments on finance lease	(5)	(16)
Proceeds from issuance of common stock upon exercise of stock options	1,217	133
Proceeds from issuance of common stock under the employee stock purchase plan	817	—
Net cash provided by financing activities	2,029	117

Net increase (decrease) in cash and cash equivalents	(62,352)	7,422
Cash, cash equivalents and restricted cash at beginning of period	250,036	32,570
Cash, cash equivalents and restricted cash at end of period	$187,684	$39,992

Supplemental disclosures of non-cash activities:
Property and equipment additions included in accounts payable and accrued expenses	$648	$782
Reduction of right-of-use asset due to modification	$(1,741)	$—
Right-of-use asset obtained in exchange for operating lease liability	$3,764	$30,031

Cash and cash equivalents at end of period	$185,658	$37,966
Restricted cash at end of period	2,026	2,026
Cash, cash equivalents and restricted cash at end of period	$187,684	$39,992
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
Need for Additional Capital
The Company has incurred net operating losses since its inception of $167.0 million as of June 30, 2021. The Company expects that its cash, cash equivalents and investments as of June 30, 2021, in addition to its approximate net cash proceeds of $263.7 million from the Company’s IPO, which closed on October 14, 2020, will enable it to fund its planned operating expenses and capital expenditure requirements for at least one year from the date of issuance of these condensed financial statements. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.

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
2.SIGNIFICANT ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
Unaudited Interim Financial Information
The accompanying balance sheet as of June 30, 2021, the statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020, the statements of convertible preferred stock and stockholders’ equity (deficit) as of June 30, 2021 and 2020, the statements of cash flows for the six months ended June 30, 2021 and 2020, and the financial data and other financial information disclosed in the notes to the condensed financial statements are unaudited. The unaudited interim financial statements have been prepared on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2021 and the results of its operations for the three and six months ended June 30, 2021 and 2020. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the full year ending December 31, 2021, any other interim periods, or any future year or period. These financial statements should be read in conjunction with the Company's audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 23, 2021.
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

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the six months ended June 30, 2021, as compared to the significant accounting policies described in Note 2 of the “Notes to Financial Statements” of the Company’s audited financial statements included in its Annual Report..
Recent Accounting Pronouncements Not Yet Adopted
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force), which clarifies and reduces diversity in accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This guidance will be effective for the Company in the first quarter of 2022, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its financial statements.
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
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021
	Level 1	Level 2	Level 3	Fair Value
		(in thousands)
Financial Assets:
Money market funds	$173,988	$—	$—	$173,988
Certificates of deposit	—	—	—	—
Corporate bonds	—	87,240	—	87,240
U.S. treasury securities	150,165	—	—	150,165
Total financial assets	$324,153	$87,240	$—	$411,393

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)

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
The Company did not have any financial assets or liabilities as of June 30, 2021 and December 31, 2020 that required Level 3 inputs.
4.INVESTMENTS
The fair value and amortized cost of available-for-sale securities by major security type as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
		(in thousands)
Money market funds	$173,988	$—	$—	$173,988
Certificates of deposit	—	—	—	—
Corporate bonds	87,241	11	(12)	87,240
U.S. agency securities	—	—	—	—
U.S. treasury securities	150,158	9	(2)	150,165
Total cash equivalents and investments	$411,387	$20	$(14)	$411,393

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$114,184	$—	$—	$114,184
Certificates of deposit	1,225	4	—	1,229
Corporate bonds	40,743	9	(16)	40,736
U.S. agency securities	9,999	2	—	10,001
U.S. treasury securities	284,739	3	(21)	284,721
Total cash equivalents and investments	$450,890	$18	$(37)	$450,871

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)

These available-for-sale securities were classified on the Company’s balance sheets as of June 30, 2021 and December 31, 2020 as:

	Fair Value
	June 30, 2021	December 31, 2020
	(in thousands)
Cash equivalents	$177,797	$236,818
Short-term investments	231,219	165,052
Long-term investments	2,377	49,001
Total cash equivalents and investments	$411,393	$450,871
The fair values of available-for-sale securities by contractual maturity as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
	(in thousands)
Due in 1 year or less	$235,028	$287,686
Due in 1 to 2 years	2,377	49,001
Instruments not due at a single maturity date	173,988	114,184
Total cash equivalents and investments	$411,393	$450,871

As of June 30, 2021 and December 31, 2020, the remaining contractual maturities of available-for-sale securities were less than two years, respectively. There have been no significant realized losses on available-for-sale securities for any of the periods presented in the accompanying financial statements. Based on the Company’s review of its available-for-sale securities, the Company believes that it had no other-than-temporary impairments on these securities as of June 30, 2021 and December 31, 2020 because the Company does not intend to sell these securities nor does it believe that it will be required to sell these securities before the recovery of their amortized cost basis. Gross realized gains and gross realized losses were immaterial for any of the periods presented in the accompanying financial statements.
As of June 30, 2021 and December 31, 2020, unrealized losses on available-for-sale investments are not attributed to credit risk. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s marketable securities are due to market factors.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
5.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(in thousands)
Accrued interest on short-term available-for-sale securities	$1,224	$612
Prepaid equipment service contracts	379	383
Prepaid external research and development and outside services	3,693	1,889
Prepaid software	641	736
Prepaid insurance	1,025	2,881
Prepaid rent and other	464	240
Total prepaid expenses and other current assets	$7,426	$6,741

6.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(in thousands)
Property and equipment:
Lab equipment	$7,296	$5,619
Leasehold improvements	9,229	8,957
Furniture and fixtures	588	216
Finance lease on R&D equipment	—	139
Computer equipment	47	—
Total property and equipment	17,160	14,931
Less: Accumulated depreciation and amortization	(2,193)	(1,285)
Total property and equipment, net	$14,967	$13,646
Depreciation and amortization expense was $0.5 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $0.9 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively. Computer equipment has a useful life of 3 years.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
7.ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LIABILITIES
Accrued expenses consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(in thousands)
Accrued compensation	$1,766	$2,274
Accrued taxes	146	558
External research and development	3,475	1,017
Accrued outside services	937	—
Accrued leasehold improvements	—	927
Other accrued expenses	192	198
Total accrued expenses	$6,516	$4,974

Current portion of other liabilities consist of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(in thousands)
Current portion of finance lease liability	$—	$5
Current portion of unvested early exercised share liability	2,087	2,174
ESPP withholdings	—	216
Total current portion of other current liabilities	$2,087	$2,395
8.STOCK-BASED COMPENSATION
2020 Equity Incentive Plan
In October 2020, the Company adopted its 2020 Equity Incentive Plan (the 2020 Plan) which replaced the 2017 Equity Incentive Plan (Prior Plan) upon completion of the IPO. The 2020 Plan provides for the grant of incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other forms of awards to employees, directors, and consultants of the Company. The number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase each year for a period of ten years, beginning in 2021 and continuing through 2030, in an amount equal to (1) 5.0% of the total numbers of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or (2) a lesser number of shares determined by the Board of Directors no later than December 31 of the immediately preceding year. As of June 30, 2021, the maximum number of shares of common stock that may be issued was 14,739,827 shares.
The Company recognizes the impact of forfeitures on stock-based compensation expense as forfeitures occur. The Company applies the straight-line method of expense recognition to all awards with only service-based vesting conditions. Vesting periods are determined at the discretion of the Board of Directors. Stock options typically vest over four years. The maximum contractual term is 10 years.
As of June 30, 2021, there were 4,939,993 shares reserved by the Company under the 2020 Plan for the future issuance of equity awards.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
Stock Options
Stock option activity under the 2020 Plan as of June 30, 2021 is summarized as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, December 31, 2020	6,251,159	$8.95
Granted	1,290,370	27.54
Forfeited	(61,972)	16.92
Exercised	(581,069)	2.09
Balance, June 30, 2021	6,898,488	$12.94	9.00	$88,595
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on June 30, 2021. There was no future tax benefit related to options exercised, as the Company had accumulated net operating losses as of June 30, 2021 and December 31, 2020.
The weighted-average grant-date fair value per share of stock options granted, using the Black-Scholes option pricing model, was $19.69 during the six months ended June 30, 2021.
As of June 30, 2021 and December 31, 2020, there was $54.3 million and $36.3 million of unrecognized stock-based compensation related to stock options, respectively, which is expected to be recognized over a weighted-average period of 3.27 and 3.70 years, respectively.
2020 Employee Stock Purchase Plan
In October 2020, the Company adopted its 2020 Employee Stock Purchase Plan (ESPP), which initially reserved 688,000 shares of the Company’s common stock for employee purchase under terms and provisions established by the Board of Directors. The number of shares of our common stock reserved for issuance under the ESPP automatically increases in 2021 and continuing through 2030, by the lesser of (i) 1.0% of the total number of shares of common stock outstanding on December 31 of the immediately preceding year, and (ii) 1,376,000 shares, except before the date of any increase, the Board of Directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). The Company issued and sold 50,569 shares of common stock during the three and six months ended June 30, 2021 under the ESPP. The Company has 1,197,766 shares reserved for future issuance as of June 30, 2021.
Restricted Stock
Restricted stock awards and units as of June 30, 2021 are summarized as follows:

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Unvested, December 31, 2020	810,197	$22.26
Granted - restricted stock awards and units	339,430	29.32
Vested and converted to shares	(53,805)	0.05
Forfeited	(9,776)	29.83
Unvested, June 30, 2021	1,086,046	$25.50	2.49	$26,011

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
As of June 30, 2021, there was $22.7 million of unrecognized stock-based compensation related to RSUs, which is expected to be recognized over a weighted average period of 2.51 years.
As of June 30, 2021, there was $0.4 million of unrecognized stock-based compensation related to RSAs, which is expected to be recognized over a weighted average period of 3.08 years.
Stock-Based Compensation Summary
Total stock-based compensation expense related to stock options, restricted stock units, restricted stock awards and the employee stock purchase plan for the three and six months ended June 30, 2021 and 2020 as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Research and development expenses	$3,473	$164	$6,027	$295
General and administrative expenses	2,959	129	5,643	186
Total stock-based compensation expense	$6,432	$293	$11,670	$481
Early Exercised Options
The Company allows certain of its employees and its consultants to exercise options granted under the Prior Plan prior to vesting. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment or service on the Board of Directors at the lesser of the original purchase price or fair market value at the time of repurchase. In order to vest, the holders are required to provide continued service to the Company. The early exercise by an employee or consultant of a stock option is not considered to be a substantive exercise for accounting purposes, and therefore the payment received by the employer for the exercise price is recognized as a liability. For accounting purposes, unvested early exercised shares are not considered issued and outstanding and therefore not reflected as issued and outstanding in the accompanying balance sheets or the accompanying statements of convertible preferred stock and stockholders' equity (deficit) until the awards vest.
The deposits received are initially recorded in current portion of other liabilities and other noncurrent liabilities for the noncurrent portion. The liabilities are reclassified to common stock and paid-in capital as the repurchase right lapses. At June 30, 2021 and December 31, 2020, there was $2.1 million and $2.2 million recorded in current portion of other liabilities, and $1.7 million and $2.5 million recorded in other noncurrent liabilities, respectively, related to shares held by employees and nonemployees that were subject to repurchase.
9.INCOME TAXES
The Company did not record any income tax expense for the three and six months ended June 30, 2021 and 2020. The Company has incurred net operating losses for all the periods presented and has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements. The Company has recorded a full valuation allowance against all of its deferred tax assets as it is not more likely than not that such assets will be realized in the near future.
It is the Company’s policy to record penalties and interest related to income taxes as a component of income tax expense. The Company has not recorded any interest or penalties related to income taxes during the three and six months ended June 30, 2021 and 2020. The Company has not identified any new uncertain tax positions as of June 30, 2021. Unrecognized tax benefits are not expected to change during the next 12 months. The reversal of the unrecognized tax benefits would not affect the effective tax rate. The Company is subject to examination by U.S. federal and state tax authorities for all years since its inception.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
10.NET LOSS PER SHARE
The following table summarizes the computation of basic and diluted net loss per share of the Company for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)
Net loss	$(29,055)	$(8,579)	$(55,141)	$(15,574)
Weighted-average common stock outstanding, basic and diluted	54,506,195	5,833,946	54,330,402	5,764,389
Net loss per share, basic and diluted	$(0.53)	$(1.47)	$(1.01)	$(2.70)
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

	June 30, 2021	June 30, 2020
Stock options to purchase common stock	5,619,311	2,236,460
Early exercised stock options subject to future vesting	1,279,177	1,286,008
Restricted stock awards subject to future vesting	190,975	161,415
Restricted stock units subject to future vesting	895,071	—
Convertible preferred stock	—	22,687,625
Expected shares to be purchased under Employee Stock Purchase Plan	81,361	—
Total	8,065,895	26,371,508

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

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
12.LEASES
In November 2020, the Company entered into a lease termination for its lab space in Cambridge, Massachusetts to terminate the lease as of January 31, 2021, rather than May 31, 2021. The cost for early termination was a payment of $0.1 million. The Company accounted for this change in lease term as a modification of the originally amended lease. As a result of the modification, the operating right-of-use asset and lease liability were remeasured as of the modification date. As of June 30, 2021, there was no remaining lease liability or right-of-use asset related to this lease.
In March 2020, the Company entered into an 11-year lease agreement to move its research and development operations from 21 Erie Street, Cambridge, Massachusetts, to a 40,514 square-feet facility at 301 Binney Street, Cambridge, Massachusetts (Cambridge facility). The lease commenced on February 28, 2020 with an initial annual base rent of $4.1 million. The initial rent payment was paid as of September 30, 2020, with rent payments escalating 3.0% annually after the initial 12 payments. As discussed in Note 2, the Company executed a letter of credit for $2.0 million in connection with the lease. The lease includes $3.7 million in certain tenant improvement allowances, which the Company included in its calculation of the right-of-use asset in the lease at commencement. As of June 30, 2021, $3.7 million in improvement costs incurred by the Company were reimbursed by the lessor and are now included within the total lease liability. In connection with the lease, the Company recognized an operating lease right-of-use asset of $24.3 million and $25.1 million and an aggregate lease liability of $30.1 million and $30.1 million on the June 30, 2021 and December 31, 2020 balance sheets, respectively. The remaining lease term is 9 years and 8 months, and the estimated incremental borrowing rate is 8.50%.
In July 2018, the Company entered into a lease agreement for a 4,661 square-foot office space to be used for general and administrative activities in San Mateo, California. The lease commenced on August 1, 2018 and had a 37-month initial term expiring on August 31, 2021. The lease also contained an option for the Company to extend the lease upon its initial expiration. In connection with the lease, the Company made a one-time cash security deposit in the amount of $28,000. In May 2020, the Company amended its agreement to extend the lease for its office in San Mateo, California through April 2025. The initial annual base rent was $0.3 million, and such amount was to increase by 3% annually on each anniversary of the commencement date. As of June 30, 2021, there was no remaining lease liability or right-of-use asset related to this lease. The operating lease right-of-use asset and aggregate lease liability for this suite were $1.1 million and $1.1 million, respectively, as of December 31, 2020.
In July 2020, the Company expanded to an adjacent suite in the San Mateo, California office space, which was treated as a separate lease for accounting purposes. The additional space was approximately 3,414 square feet and was similarly to be used for general and administrative activities. The lease commenced on July 1, 2020 and had an initial expiration date of April 30, 2025. In connection with the additional space leased, the Company made a one-time additional cash security deposit in the amount of $25,000. The initial annual base rent for the expansion was $0.2 million, and such amount will increase by 3% annually on each anniversary of the commencement date. In connection with the lease of the 3,414 square foot suite, as of June 30, 2021, there was no remaining lease liability or right-of-use asset related to this lease. The operating lease right-of-use asset and aggregate lease liability for this suite were $0.8 million and $0.8 million, respectively, as of December 31, 2020.
In February 2021, the Company entered into a new lease agreement for its office space in San Mateo, California to move from its current suites, totaling 8,075 square-feet, to a larger suite totaling 17,340 square-feet, and relocated in the third quarter of 2021. The Company accounted for this change in lease term of the original suites as a modification of the originally amended lease. As a result of the modification, the operating right-of-use asset and lease liability were remeasured as of the modification date.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
The new 17,340 square foot suite will be treated as a separate lease for accounting purposes. The initial annual base rent for the new space will be $1.2 million, and such amount will increase by 3% annually on each anniversary of the new premises commencement date. In connection with the larger space leased, the Company has also made an additional one-time cash security deposit in the amount of $59,000. The new lease commenced in April 2021 and the new lease agreement extends the termination date from April 30, 2025 to August 31, 2026. In connection with the lease, the Company recognized an operating lease right-of-use asset of $3.6 million and an aggregate lease liability of $3.9 million as of June 30, 2021. The Company did not recognize any right-of-use asset or aggregate lease liability as of December 31, 2020. The remaining lease term is 5 years, and the estimated incremental borrowing rate is 11.18%.
The following table summarizes the presentation of the Company’s operating leases in its balance sheets as of June 30, 2021 and December 31, 2020:

Balance Sheet Caption	June 30, 2021	December 31, 2020
	(in thousands)
Assets:
Operating lease assets	$27,957	$27,322
Liabilities:
Current portion of operating lease liabilities	$1,133	$937
Noncurrent operating lease liabilities	32,843	31,120
Total operating lease liabilities	$33,976	$32,057

The following table summarizes the effect of finance lease costs in the Company’s statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020:

Statement of Operations and Comprehensive Loss Caption	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Research and development	$—	$5	$3	$10
Interest expense, net	—	—	—	1
Total finance lease cost	$—	$5	$3	$11
The following table summarizes the effect of operating lease costs in the Company’s statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020:

Statement of Operations and Comprehensive Loss Caption	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Research and development	$767	$1,190	$1,775	$1,446
General and administrative	613	338	989	501
Total operating lease cost	$1,380	$1,528	$2,764	$1,947
The Company made cash payments of $1.2 million, $2.3 million, $0.5 million and $0.6 million under the lease agreements during the three and six months ended June 30, 2021 and 2020, respectively.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
The undiscounted future non-cancellable lease payments under the Company's operating leases as of June 30, 2021 for the next five years and thereafter is expected to be as follows:

Period Ending December 31,	Amount
(in thousands)
Remaining six months of 2021	$2,055
2022	5,020
2023	5,581
2024	5,749
2025 and thereafter	32,625
Total undiscounted lease payments	51,030
Less: Present value adjustment	(17,054)
Less: Tenant improvement allowance	—
Present value of operating lease liabilities	$33,976

13.RELATED PARTIES
On December 1, 2017, the Company entered into a three-year services agreement with Two River Consulting, LLC (Two River) to provide various clinical development, operational, managerial, accounting and financial, and administrative services to the Company. Arie Belldegrun, M.D., FACS, the Chairman of the Board of Directors, is the Chairman of Two River. Mr. Joshua Kazam and Mr. David Tanen, each a director of the Company, are each partners of Two River. Mr. Tanen additionally serves as our Corporate Secretary. Mr. Christopher Wilfong, a strategic advisor to the Company, is an Operating Partner of Two River and Mr. Sean Algeo, serving as the Company’s Financial Consultant, is the Chief Financial Officer of Two River. During the three and six months ended June 30, 2021 and 2020, the Company incurred expense of $0.1 million, $0.3 million, $0.3 million and $0.5 million respectively, for these services.
Some of the Company’s expenses are periodically paid by Two River. The Company reimburses Two River for these expenses and no interest is charged on the outstanding balance. These reimbursable expenses were not material for the three and six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, the Company had payables to Two River of $37,000 and $182,000, respectively.
In 2019, the Company entered into a consulting agreement with Bellco Capital, LLC (Bellco) to provide various executive services to the Company. Arie Belldegrun, M.D., FACS, the Chairman of the Board of Directors, is the Chairman of Bellco. Rebecka Belldegrun, M.D., who served as a director of the Company through January 25, 2021, is the President and Chief Executive Officer of Bellco. During the three and six months ended June 30, 2021 and 2020, the Company incurred expense of $6,300, $6,300, $12,600 and $12,600, respectively, for these services.

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
Our lead product candidate, entospletinib (ENTO), which we acquired from Gilead Sciences (Gilead) in July 2020, is an orally administered, selective SYK inhibitor that has been tested in more than 200 AML patients. Our expertise in TRN biology allowed us to recognize SYK as a critical node in the HOX/MEIS TRN, and this acquisition accelerated our pipeline to late clinical stage. Based on clinical results in a biomarker-defined subset of patients and based on the discussion and guidance from our recent End-of-Phase 2 meeting with the FDA, we intend to proceed as planned with our registrational Phase 3 clinical trial of ENTO using measurable residual disease (MRD) negative complete response (CR) as the primary endpoint in support of accelerated approval. We plan to initiate our Phase 3 clinical trial in the second half of 2021, with MRD negative CR data expected in the second half of 2023. We plan to have similar discussions regarding use of this surrogate primary endpoint with the European Medicines Agency later in 2021. In addition, we are developing KB-0742, which is designed to be an orally bioavailable inhibitor of CDK9 with a differentiated selectivity profile, for the treatment of MYC-amplified solid tumors. The FDA cleared our IND for KB-0742 in December 2020. In February 2021, the first patient was dosed in our Phase 1/2 clinical trial of KB-0742 in patients with advanced solid tumors. We plan to report initial data from this trial in the fourth quarter of 2021, with an initial data read-out from the expansion cohorts of the trial anticipated in 2022. Additionally, we plan to initiate two separate Phase 1/2 clinical trials for lanraplenib (LANRA). We plan to initiate the first of these trials, studying LANRA in combination with gilteritinib in patients with relapsed/refractory FLT3-mutated AML in the fourth quarter of 2021, with an initial data readout anticipated in the second half of 2022. We plan to initiate the second of these trials, studying LANRA in combination with venetoclax/azacytidine in patients with newly-diagnosed NPM1-mutated and/or FLT3-mutated AML who are older than 75 years old or are not eligible for intensive induction chemotherapy in the first half of 2022, with an initial data readout anticipated in the first half of 2023. In addition, we are leveraging our product engine to drive multiple oncology discovery programs targeting dysregulated transcription factors and their associated TRNs.
The following chart summarizes the current stages of our development programs including our lead product candidate, ENTO, as well as LANRA and KB-0742, and our next anticipated milestones.

Advancing a robust pipeline of targeted oncology programs

Target/Product Candidate	Discovery	IND-Enabling Studies	Phase 1 Trial	Phase 2 Trial	Phase 3 Trial	Next Anticipated Milestones
SYK Inhibitor						
ENTO Frontline fit NPM1 AML	**Phase 3 trial in combination with 7+3 for fit NPM1 mt AML**					• 2H 2021: Initiate NPM1 mt AML registrational Phase 3 clinical trial • H2 2023: Topline data readout of Phase 3 registrational trial
LANRA R/R FLT3 AML	**Phase 1/2 trial in combination with gilteritinib for FLT3 mt AML**					• 4Q 2021: Initiate FLT3 mt AML Phase 1/2 clinical trial • 2H 2022: Initial data readout of safety, PK/PD data
LANRA Frontline unfit NPM1 AML	**Phase 1/2 trial in combination with ven/aza for newly-diagnosed unfit NPM1 or FLT3 mt AML**					• 1H 2022: Initiate NPM1 or FLT3 mt AML Phase 1/2 clinical trial • 1H 2023: Initial data readout of safety, PK/PD data
CDK9 Inhibitor						
KB-0742 MYC-amplified and transcriptionally addicted tumors	**Phase 1/2 trial in MYC-amplified solid tumors**					• Q4 2021: Topline data readout of safety. PK and PD data from Phase 1/2 clinical trial dose escalation cohorts • 2022: Initial data readout of Phase 1/2 clinical trial expansion cohorts
Other						
MYB, AR, IRF4, ASCL1, MYC						• IND submission from one of these programs expected in 2H 2022 or 1H 2023

We also are executing on robust discovery programs across multiple TRNs, which focus on four cancer types where dysregulated transcription plays a central role: hematologic malignancies, prostate cancer, MYC-driven cancers, and small cell/neuroendocrine cancers. We anticipate submitting an IND for a drug candidate arising from one of these programs in the second half of 2022 or the first half of 2023, although we may not be successful in identifying product candidates that can selectively modulate the specific oncogenic TRNs associated with such programs.
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
Since inception, we have had significant operating losses, primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. Our net loss was $29.1 million and $8.6 million for the three months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $167.0 million. As of June 30, 2021, we had $419.3 million of cash, cash equivalents and investments. In October 2020, we completed an initial public offering (IPO) of our common stock. As a result of the IPO, we received approximately $263.7 million in net proceeds, after deducting underwriting discounts and commissions and offering expenses. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and, to a lesser extent, general and administrative expenditures. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.

Strategic Agreements
Gilead Asset Purchase Agreement
In July 2020, we entered into an asset purchase agreement with Gilead (Gilead Asset Purchase Agreement), pursuant to which we acquired certain assets from Gilead related to ENTO and LANRA, and patents and other intellectual property covering or related to the development, manufacture and commercialization of ENTO and LANRA.
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
We expect that our general and administrative expenses will continue to increase substantially for the foreseeable future as we continue to increase our general and administrative personnel headcount to support personnel in research and development, and to support our operations generally as we increase our research and development activities and activities related to the potential commercialization of our product candidates. We also expect to continue to incur significant expenses associated with operating as a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, and investor and public relations costs.
Interest and Other Income, Net
Interest and other income, net primarily consists of interest earned on our cash, cash equivalents and investments.

Results of Operations
Comparison of Three Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Operating expenses:
Research and development	$19,802	$7,175	$12,627
General and administrative	9,339	1,623	7,716
Total operating expenses	29,141	8,798	20,343
Loss from operations	(29,141)	(8,798)	(20,343)
Other income (expense), net:
Interest and other income, net	86	219	(133)
Total other income (expense), net	86	219	(133)
Net loss	$(29,055)	$(8,579)	$(20,476)

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Direct Costs	$8,451	$3,063	$5,388
Indirect Costs:
Personnel	7,798	2,298	5,500
Facilities, depreciation and other expenses	3,553	1,814	1,739
Total research and development expenses	$19,802	$7,175	$12,627
Research and development expenses were $19.8 million for the three months ended June 30, 2021, compared to $7.2 million for the three months ended June 30, 2020. The increase of $12.6 million was primarily due to an increase of $4.9 million in outside and consulting research expenses and an increase of $5.5 million in personnel costs primarily attributable to increased research and development personnel headcount, including an increase in stock-based compensation of $3.3 million. Also contributing to this increase in research and development expenses is an increase of $1.8 million in facilities, depreciation and other expenses primarily attributable to the our Cambridge facility lease, and an increase of $0.5 million in lab supplies related to increased development activity in connection with our preclinical product candidates.

General and Administrative Expenses
General and administrative expenses were $9.3 million for the three months ended June 30, 2021 compared to $1.6 million for the three months ended June 30, 2020. The increase of $7.7 million was primarily due to $2.3 million in professional fees primarily attributable to legal and outside consultant costs and an increase in stock-based compensation of $2.8 million attributable to both the increases in personnel costs and outside consulting services. Also contributing to this increase in general and administrative expenses is an increase of $1.3 million in personnel costs, primarily attributable to increased general and administrative personnel headcount to support the growth of our research and development organization and an increase of $1.2 million in other expenses primarily attributed to facilities, depreciation and other expenses related to our San Mateo facility expansion, information technology related infrastructure and services, and taxes and filing fees.
Interest and Other Income, Net
Interest and other income, net primarily consists of interest earned on our cash, cash equivalents, and investments.
Comparison of six months ended June 30, 2021 and 2020
The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Operating expenses:
Research and development	$37,396	$13,370	$24,026
General and administrative	17,923	2,777	15,146
Total operating expenses	55,319	16,147	39,172
Loss from operations	(55,319)	(16,147)	(39,172)
Other income (expense), net:
Interest expense	—	(1)	1
Interest and other income, net	178	574	(396)
Total other income (expense), net	178	573	(395)
Net loss	$(55,141)	$(15,574)	$(39,567)

Research and Development Expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Direct Costs	$18,215	$6,206	$12,009
Indirect Costs:
Personnel	13,869	4,134	9,735
Facilities, depreciation and other expenses	5,312	3,030	2,282
Total research and development expenses	$37,396	$13,370	$24,026

Research and development expenses were $37.4 million for the six months ended June 30, 2021, compared to $13.4 million for the six months ended June 30, 2020. The increase of $24.0 million was primarily due to an increase of $11.2 million in outside and consulting research expenses and an increase of $4.0 million in personnel costs primarily attributable to increased research and development personnel headcount, including an increase in stock-based compensation of $5.7 million. Also contributing to this increase in research and development expenses is an increase of $2.3 million in facilities, depreciation and other expenses primarily attributable to the commencement of the lease for our new Cambridge facility in March 2020, and an increase of $0.8 million in lab supplies related to increased development activity in connection with our preclinical product candidates.
General and Administrative Expenses
General and administrative expenses were $17.9 million for the six months ended June 30, 2021 compared to $2.8 million for the six months ended June 30, 2020. The increase of $15.1 million was primarily due to $5.0 million in professional fees primarily attributable to legal and outside consultant costs and an increase in stock-based compensation of $5.5 million attributable to both the increases in personnel costs and outside consulting services. Also contributing to this increase in general and administrative expenses is an increase of $2.6 million in personnel costs, primarily attributable to increased general and administrative personnel headcount to support the growth of our research and development organization, an increase of $1.2 million in facilities, depreciation and other expenses primarily attributable to the San Mateo facility, and an increase of $0.9 million in other expenses primarily attributable to increases in taxes and filing fees, facility costs, and information technology related services.
Interest and Other Income, Net
Interest and other income, net primarily consists of interest earned on our cash, cash equivalents, and investments.
Liquidity, Capital Resources and Plan of Operations
Sources of Liquidity
To date, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever. Prior to our IPO, our operations were financed primarily by net proceeds from the sale and issuance of our convertible preferred stock and convertible notes, totaling aggregate gross proceeds of $278.2 million. As of June 30, 2021, we had cash, cash equivalents and investments of $419.3 million.
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
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2021	2020
	(unaudited)
	(in thousands)
Cash used in operating activities	$(39,262)	$(11,996)
Cash used in (provided by) investing activities	(25,119)	19,301
Cash provided by financing activities	2,029	117
Net decrease in cash and cash equivalents	$(62,352)	$7,422
Operating Activities
During the six months ended June 30, 2021, cash used in operating activities was $39.3 million, which was primarily attributable to our net loss of $55.1 million, primarily offset by non-cash charges of $15.8 million. The non-cash charges primarily consisted of $11.7 million in stock-based compensation, net amortization and accretion of investment securities of $2.1 million, noncash lease expense of $1.1 million, and depreciation and amortization of $0.9 million.
During the six months ended June 30, 2020, cash used in operating activities was $12.0 million, which was primarily attributable to our net loss of $15.6 million, partially offset by non-cash charges of $2.0 million and cash provided by changes in our operating assets and liabilities of $1.6 million. Net cash provided by changes in our operating assets and liabilities of $1.6 million during the six months ended June 30, 2020 consisted of a net increase of $1.9 million in operating liabilities, offset by a $0.3 million increase in operating assets.
Investing Activities
During the six months ended June 30, 2021, cash used in investing activities was $25.1 million, consisting of $141.1 million of net investment purchases and $2.9 million for the purchase of property and equipment, partially offset by $118.9 million in investment maturities.
During the six months ended June 30, 2020, cash provided by investing activities was $19.3 million, consisting of $29.2 million in investment maturities, partially offset by $8.2 million of net investment purchases and $1.7 million for the purchase of property and equipment.
Financing Activities
During the six months ended June 30, 2021, net cash provided by financing activities was $2.0 million, consisting primarily of proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan of $1.2 million and $0.8 million, respectively. Net cash provided by financing activities during the six months ended June 30, 2020 was $0.1 million, also consisting primarily of the proceeds from the exercise of stock options.

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
In February 2021, we entered into a new lease agreement for our office space in San Mateo, California to move from our current suites, totaling 8,075 square-feet, to a larger suite totaling 17,340 square-feet, and relocated in the third quarter of 2021. We accounted for this change in lease term of the original suites as a modification of the originally amended lease. Refer to Note 12 for further discussion on the accounting implications of the lease substitution.
The initial annual base rent for the new space is $1.2 million, and such amount will increase by 3% annually on each anniversary of the new premises commencement date. In connection with the larger space leased, we have also made an additional one-time cash security deposit in the amount of $59,000. The new lease commenced in April 2021 while tenant improvements were being made and the new lease agreement extends the termination date from April 30, 2025 to August 31, 2026.
Pursuant to the Gilead Asset Purchase Agreement, we are obligated to make milestone payments upon the achievement of specified regulatory and clinical milestones as well as royalty payments. We have not included future payments under this agreement in the table above since the payment obligations under this agreement are contingent upon future events, such as our achievement of specified milestones or generating product sales. We are currently unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. See the subsection titled “—Strategic Agreements—Gilead Asset Purchase Agreement” above.
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
We believe that there have been no significant changes in our critical accounting policies and estimates from those described under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020.
JOBS Act Accounting Election
We are an “emerging growth company” as defined in the JOBS Act, and we will remain an emerging growth company until December 31, 2021. We will cease to be an “emerging growth company” effective December 31, 2021, because the aggregate market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2021.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents, short-term investments, and long-term investments. As of June 30, 2021, our cash equivalents and short-term investments consisted of money market funds, certificates of deposit, corporate bonds, and U.S. Treasury securities. As of December 31, 2020, our cash equivalents and short-term investments consisted of money market funds, certificates of deposit, corporate bonds, U.S. Treasury securities, and U.S. Agency securities that have contractual maturities of less than one year. As of June 30, 2021, our long-term investments consisted of investments in U.S. Treasury securities and corporate bonds that have contractual maturities of greater than on year. As of December 31, 2020, our long-term investments consisted of investments in U.S. Treasury securities, U.S. agency securities, and corporate bonds that have contractual maturities of greater than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes resulting from the impact of the COVID-19 pandemic. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. If a 100 basis point increase or decrease in interest rates were to have occurred on June 30, 2021, this change would not have had a material impact on our condensed financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Foreign Currency Exchange Risk
All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that permit us to satisfy our payment obligations in U.S. dollars (at prevailing exchange rates) but have underlying payment obligations denominated in foreign currencies, primarily including the Euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not had a formal hedging program with respect to foreign currency. We believe a hypothetical 100 basis point increase or decrease in exchange rates at June 30, 2021 would not have had a material effect on our condensed financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
Changes in Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the following:
During the last fiscal quarter, we implemented a newly licensed enterprise resource planning (ERP) information technology system to manage certain aspects of our operations, including our financial reporting. We will continue to evaluate the effectiveness of internal controls, procedures, and technology on an on-going basis to maximize efficiency and productivity.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in litigation or other legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2021, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material effect on our business.

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
•We have incurred significant net losses since inception, we expect to incur significant losses over the next several years, and we will need substantial additional funding, before we achieve profitability, if at all.
•We have a limited operating history and face significant challenges and will incur substantial expenses as we build our capabilities.
•Our discovery and development activities are focused on novel cancer therapeutics for patients with genetically-defined cancers and it is difficult to predict the time and cost of developing our product candidates and likelihood of obtaining regulatory approval.
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
•We plan to attempt to secure approval for ENTO and possibly other of our product candidates from FDA or comparable regulatory authorities through the use of accelerated approval pathways, which is uncertain, and which, if granted, could require us to conduct additional, potentially lengthy and expensive, clinical trials, which, if not successful, could potentially result in our loss of marketing approval.
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
Risks Related to Our Financial Condition and Capital Requirements
We have incurred significant net losses since inception, and we expect to incur significant losses over the next several years and may not be able to achieve or sustain revenues or profitability in the future.*
Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. We have financed our operations primarily through private placements of our convertible preferred stock and convertible notes.
We have incurred significant net losses in each period since we commenced operations in June 2017. For the three and six months ended June 30, 2021 and 2020, we reported net losses of $29.1 million, $55.1 million, $8.6 million and $15.6 million, respectively. As of June 30, 2021, we had an accumulated deficit of $167.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:
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
We have not generated any revenue from our product candidates and may never be profitable.*
Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from any of our product candidates. We do not expect to generate significant revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, our product candidates. ENTO and LANRA, which we acquired from Gilead in July 2020, and KB-0742 are our only product candidates in the clinical stage of development. In addition, all of our product candidates will require additional clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Our ability to generate revenue from our product candidates depends on a number of factors, including, but not limited to:
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
We had cash, cash equivalents, and investments of $419.3 million as of June 30, 2021. We believe that, based upon our current operating plan, our existing capital resources will be sufficient to fund our anticipated operations into 2024, including through the readout of the primary endpoint of our planned registrational Phase 3 clinical trial of ENTO in combination with IC in AML patients with NPM1 mutations and the completion of our Phase 1/2 clinical trial of KB-0742 for the treatment of advanced solid tumors, and the completion of our two planned Phase 1/2 clinical trials of LANRA in genetically-defined subsets of AML patients. However, we have based this estimate on our current development plans and assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control, including as a result of the COVID-19 pandemic. In any event, our future capital requirements will depend on many factors, including:
•the scope, progress, results and costs of our planned registrational Phase 3 clinical trial of ENTO in combination with IC for the treatment of AML patients with NPM1 mutations;
•the scope, progress, results and costs of our Phase 1/2 clinical trial of KB-0742;
•the scope, progress, results and costs of our two planned Phase 1/2 clinical trials of LANRA;
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
Risks Related to the Discovery and Development of our Product Candidates
We have a limited operating history and face significant challenges and will incur substantial expenses as we build our capabilities.*
We were incorporated in June 2017 and acquired certain rights to ENTO and LANRA and other orally bioavailable small molecule SYK inhibitors from Gilead in July 2020. We have a limited operating history and are subject to the risks inherent in a growing company, including, among other things, risks that we may not be able to hire sufficient qualified personnel and establish operating controls and procedures. We currently do not have complete in-house resources to enable our operations. As we continue to build our capabilities, we expect to encounter risks and uncertainties frequently experienced by growing companies in new and rapidly evolving fields, including the risks and uncertainties related to the evolving effects of the COVID-19 pandemic and those described herein. If we are unable to continue to build our capabilities, our operating and financial results could differ materially from our expectations, and our business could suffer.
We cannot be certain that our ongoing or planned clinical trials of our product candidates, including our ongoing Phase 1/2 clinical trial of KB-0742, our only internally generated product candidate, or our planned registrational Phase 3 clinical trial of ENTO or our two planned Phase 1/2 clinical trials of LANRA will begin or be completed when we currently expect, or at all.
We may not realize the benefits of our asset acquisition from Gilead or any future acquisitions or strategic transactions.*
In the third quarter of 2020, we completed the transfer from Gilead of a portfolio of selective, orally bioavailable small molecule SYK inhibitors, including ENTO and LANRA, that we acquired from Gilead in July 2020, and it is possible that we will encounter challenges with integrating the data and technology, along with the related regulatory materials, related to these acquired product candidates into our business. In such event, our clinical development plans related to the acquired SYK product candidates, including our planned registrational Phase 3 clinical trial of ENTO in combination with IC in AML patients with NPM1 mutations, our two planned Phase 1/2 clinical trials of LANRA in genetically-defined subsets of AML patients, or the associated or subsequent regulatory filings, could be delayed or otherwise adversely affected.

In addition, we may acquire other businesses, products or technologies as well as pursue joint ventures or investments in complementary businesses. The success of our SYK portfolio acquisition from Gilead, and any future acquisitions or strategic transactions depends on the risks and uncertainties involved including, but not limited to, the following:
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
Our discovery and development activities are focused on novel cancer therapeutics for patients with genetically-defined cancers and it is difficult to predict the time and cost of product candidate development and likelihood of obtaining regulatory approval.*
The discovery and development of novel cancer therapeutics by targeting dysregulated transcription using a biomarker-driven precision medicine strategy is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although we believe, based on our preclinical work, and the data for ENTO and LANRA generated in clinical trials conducted by Gilead, the TRNs targeted by our programs drive oncogenic activity, future clinical results may not confirm this hypothesis or may only confirm it for certain mutations or certain tumor types. The patient populations for our product candidates are limited to those with cancers that exhibit specific target mutations that we believe serve as a genomic biomarker of transcription factor dysregulation, and may not be completely defined but are substantially smaller than the general treated cancer population, and we will need to screen and identify those patients who have the targeted mutations. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific genetic alterations respond to our product candidates and developing or otherwise obtaining access to satisfactory companion diagnostics to identify such genetic alterations. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations for each mutation will be large enough to allow us to successfully obtain approval for each mutation type and commercialize our products and achieve profitability. In any event, we do not know if our approach of treating patients with genetically defined cancers will be successful, and if our approach is unsuccessful, our business will suffer and you may lose all or part of your investment.
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

We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of ENTO or our other product candidates.*
We are unable to predict when or if our products candidates will prove effective or safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim or preliminary results of a clinical trial do not necessarily predict final results. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. In addition, there can be no assurance that the encouraging safety and efficacy data observed in the Phase 1b/2 clinical trial of ENTO in 148 AML patients, which was conducted by Gilead, will be indicative of the safety or efficacy results that we will observe in our planned registrational Phase 3 clinical trial of ENTO in combination with IC in AML patients with NPM1 mutations.
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
•our third-party contractors, including those developing companion diagnostic tests, may fail to meet their contractual obligations to us in a timely manner, or at all, or may fail to comply with regulatory requirements;
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
•failing to obtain regulatory clearance or approval of companion diagnostics we may use to identify patients for enrollment in or test the possible effects of our product candidates in patients enrolled in our clinical trials;
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
•a facility manufacturing our product candidates or companion diagnostics or any of their components being ordered by the FDA or applicable foreign regulatory authorities to temporarily or permanently shut down due to violations of cGMP regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
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

In addition, our proposal for new or emerging biomarker surrogate endpoints may result in data that is not accepted by certain regulatory bodies or industry professionals, or if such endpoints are later found to be insufficient to establish clinical efficacy, may require us to change the design of our clinical trials. With respect to our planned ENTO registrational trial in patients with NPM1 mutated AML, following our discussions with FDA as part of our End-of-Phase 2 meeting, we plan to use measurable residual disease (MRD) negative CR as the primary endpoint in support of accelerated approval. MRD has only recently emerged as a surrogate endpoint for progression free survival in hematological malignancies, and while regulatory approvals on the basis of MRD status have been granted in acute lymphocytic leukemia and chronic lymphocytic leukemia (CLL), to date there have not been any regulatory approvals on the basis of MRD status in AML. We are proceeding as planned with our randomized, double-blinded, placebo-controlled registrational Phase 3 clinical trial of ENTO in combination with IC in approximately 180 newly diagnosed NPM1-mutated AML patients. We intend to complete the validation of the assay necessary to meet regulatory requirements for a companion diagnostic in parallel with the conduct of the clinical trial. Patients will be randomized to receive standard of care IC in combination with twice-daily ENTO or a placebo. MRD will be assessed in patients who achieve a CR after induction. These patients may then go on to receive consolidation therapy with cytarabine with ENTO or placebo as per their randomization assignment. MRD negative CR in the intent-to-treat population is the proposed primary endpoint for accelerated approval. This planned trial may not enable an expeditious path to regulatory approval in newly diagnosed AML patients with NPM1 mutations and may not be accepted by the FDA or otherwise be sufficient to obtain regulatory approval, which could result in a longer time to potential commercialization of ENTO in the United States, if approved and commercialized at all, and could increase the costs of development and could harm our competitive position in the marketplace. In addition, even if we proceed with our planned Phase 3 clinical trial using MRD negative CR as a surrogate endpoint and were to obtain accelerated approval, failure of the industry to adopt MRD negative CR rate as a valid or meaningful endpoint for an AML therapeutic may adversely impact our commercial prospects as a result of our clinical trial results being discounted or disregarded by industry professionals.
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
We have initiated a Phase 1/2 clinical trial of KB-0742 in cancer patients to evaluate its safety, PK and PD across multiple dose levels and dosing schedules. Following identification of a recommended Phase 2 clinical trial dose and schedule, we intend to enroll expansion cohorts in one or more biomarker-defined patient populations with transcriptionally addicted cancers, beginning with MYC-amplified solid tumors independent of histology. However, if the safety, PK or PD data from the first stage of the clinical trial suggest our initial doses are suboptimal, this could delay or preclude initiation of the expansion cohorts. We may also seek to enroll an additional cohort of soft tissue sarcoma patients with transcription factor fusions and patients with chordoma, an incurable solid tumor addicted to the brachyury transcription factor, in order to further demonstrate proof of concept for KB-0742. While we believe it is feasible to enroll such patients at major academic centers, patients with these tumor types are relatively rare, and we may be unable to enroll or maintain a sufficient number of these patients in any such additional cohort, which could adversely affect our development and registration strategy for KB-0742.
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
If adverse side effects or unexpected characteristics are identified during the development of our product candidates, we may need to abandon or limit the development of a product candidate.*
As is the case with pharmaceuticals generally, side effects and adverse events (AEs) associated with ENTO have been observed. In ENTO’s first clinical trial in healthy volunteers and subjects with rheumatoid arthritis (RA), the most frequently reported AEs were headache, nausea and constipation without any clear relationship to dose level. Mildly increased liver enzymes were observed in some healthy subjects and patients with RA. In a clinical trial of ENTO in more than 700 patients with hematologic malignancies, predominantly with B cell malignancies such as CLL, the most frequently reported treatment-related AEs, with an incidence greater than 10% in CLL patients, were fatigue, nausea, diarrhea, headache, decreased appetite and fever. AEs of Grade 3 or greater in at least 5% of patients included neutropenia, elevated liver enzymes and electrolyte abnormalities. ENTO has also been tested in a Phase 1b/2 clinical trial in 148 AML patients. Early ENTO safety studies were conducted in relapsed patients as monotherapy and in combination with IC and in newly diagnosed elderly patients in combination with HMAs such as azacytidine or decitabine. Aside from the AEs typical of the disease and IC, such as cytopenias and fever, the main AEs attributable to ENTO included diarrhea, nausea, and febrile neutropenia. Results of our ongoing or planned clinical trials, including those for ENTO, LANRA and KB-0742, could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could result in the delay, suspension or termination of clinical trials by us or the FDA or foreign regulatory authorities for a number of reasons. Additionally, due to the high mortality rates of the cancers for which we are initially pursuing development of ENTO, LANRA and KB-0742, a significant percentage of patients in these clinical trials may die during a trial, which could impact development of these product candidates. If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospects of our product candidates will be harmed and our ability to generate product revenues from this product candidate will be delayed or eliminated. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of our product candidates. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.
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

If we are unable to successfully develop companion diagnostic tests for our product candidates that require such tests, experience significant delays in doing so, or are unable to obtain any necessary FDA approvals of such tests, we may not be able to obtain approval for our product candidates, may be delayed in doing so, or may not realize the full commercial potential of these product candidates.*
In developing a product candidate for certain indications, we may decide to use a biomarker-based test to identify patients for enrollment and, or, monitor patients in clinical trials. For example, we plan to use a biomarker-based test to identify patients for enrollment in our planned registrational Phase 3 clinical trial of ENTO in combination with IC for the treatment of AML patients with NPM1 mutations. If the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. The FDA generally requires contemporaneous approvals of a new companion diagnostic with the proposed therapeutic. To date, the FDA has required premarket approval of all companion diagnostics for cancer therapies. As such, if a satisfactory companion diagnostic is not commercially available, we may be required to create or obtain one that would be subject to regulatory approval or clearance requirements.
We plan to develop, either by ourselves or with collaborators, companion diagnostic tests for our product candidates for certain indications, which will include ENTO for the treatment of AML patients with NPM1 mutations and LANRA for the treatment of AML patients with NPM1 and/or FLT3 mutations. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. Companion diagnostics are regulated as medical devices, and we have no prior experience with medical device or diagnostic test development. If we choose to or are required to develop and seek FDA approval for companion diagnostic tests on our own, we will require additional personnel. We may rely on third parties for the design, development and manufacture of companion diagnostic tests for our product candidates that require such tests. If these parties are unable to successfully develop companion diagnostics for these product candidates, or experience delays in doing so, we may be unable to enroll enough patients for our current and planned clinical trials, the development of these product candidates may be adversely affected, these product candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of these products that obtain marketing approval. As a result, our business, results of operations and financial condition could be materially harmed.
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
Such disruptions could impede, delay, limit or prevent completion of our preclinical studies or commencement or the continuation of planned or other future clinical trials and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would seriously harm our operations and financial condition and increase our costs and expenses. In addition, we also experienced delays in our discovery and development activities as a result of the COVID-19 pandemic, primarily due to temporary and partial shutdowns at certain of our CROs that have since resumed normal operations, and due to the previous California and Massachusetts stay-at-home orders where our operations are located. Future or revised stay-at-home orders could result in additional delays or otherwise negatively impact our discovery and development activities. The COVID-19 pandemic could also affect the business of the FDA or other health authorities which could result in delays in meetings related to our ongoing and planned clinical trials and ultimately of reviews and approvals of our product candidates. Moreover, to the extent the evolving effects of the COVID-19 pandemic adversely affect our business and financial condition, they may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.
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
As a company, we have not completed any clinical trials to date.*
Other than our ongoing Phase 1/2 clinical trial of KB-0742, which we have recently initiated, we have not as a company conducted any clinical trials to date. We therefore cannot be certain that our ongoing Phase 1/2 clinical trial of KB-0742 or our planned clinical trials will begin or be completed on time, or at all. In addition, the ongoing COVID-19 pandemic may create additional challenges in conducting such clinical trials. Moreover, we currently do not have complete in-house resources to enable our operations, including our planned clinical trials, and we may not be able to hire sufficient qualified personnel to support our planned clinical trials.
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
The market opportunities for certain of our product candidates may be relatively small as they may be limited to those patients who are ineligible for or have failed prior treatments and our estimates of the prevalence of our target patient populations may be inaccurate.*
Cancer therapies are sometimes characterized as first line, second line, or third line, and the FDA often approves new therapies initially only for a particular line of use. When cancer is detected early enough, first line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first line therapy, usually chemotherapy, antibody drugs, tumor-targeted small molecules, hormone therapy, radiation therapy, surgery, or a combination of these, proves unsuccessful, second line therapy may be administered. Second line therapies often consist of more or different chemotherapy, radiation, antibody drugs, tumor-targeted small molecules, or a combination of these. Third line therapies can include chemotherapy, antibody drugs and small molecule tumor-targeted therapies, more invasive forms of surgery and new technologies. Although we are proceeding as planned with our randomized, double-blinded, placebo-controlled registrational Phase 3 clinical trial of ENTO in combination with IC in approximately 180 newly diagnosed NPM1-mutated AML patients, in some instances we may initially seek approval of our product candidates as a second- or third-line therapy. Subsequently, for those product candidates that prove to be sufficiently safe and beneficial, if any, we would expect to seek approval as a second line therapy and potentially as a first line therapy, but there is no guarantee that our product candidates, even if approved as a second or third or subsequent line of therapy, would be approved for an earlier line of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.
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
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.*
The development and commercialization of pharmaceutical products is highly competitive. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates. Some of these competitive products and therapies are based on scientific approaches that are similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

There are a large number of pharmaceutical and biotechnology companies developing or marketing targeted treatments for cancer that would be competitive with the product candidates we are developing, if our product candidates are approved. Many of these companies are developing cancer therapeutics that are also kinase inhibitors.
If we are successful in developing ENTO, our lead product candidate, or LANRA, our next-generation SYK inhibitor, they may compete against product candidates that are currently in clinical development to the extent any such candidates are approved, including: (i) HMPL-523, a SYK inhibitor being developed by Hutchison Medipharma Ltd. that is in Phase 1 evaluation in hematologic malignancies; (ii) product candidates in early clinical development that target the interaction between MLL and MENIN in MLL-r and AML patients with NPM1 mutations, which, if approved, could compete with ENTO or LANRA, including (a) SNDX-5613, being developed by Syndax Pharmaceuticals, Inc. in a Phase 1 clinical trial as monotherapy in relapsed or refractory AML, (b) KO-539, being developed by Kura Oncology, Inc. in a Phase 1 clinical trial as monotherapy in relapsed or refractory AML, and (c) DS-1594, being developed by Daiichi Sankyo Company in a Phase 1 clinical trial with or without azacytadine/venetoclax in relapsed/refractory AML; and (iii) product candidates that may compete with ENTO or LANRA by addressing the subset of AML patients with FLT3 mutations and are currently in development in combination with FLT3 inhibitors, including (a) venetoclax, a BCL-2 inhibitor being developed by Abbvie, (b) CPX-351, a liposomal formulation of daunorubicin and cytarabine being developed by Jazz Pharmaceuticals, and (c) CC-90009, a cereblon E3 ligase modulator being developed by Bristol-Myers Squibb.
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

A variety of risks associated with marketing our product candidates internationally could materially adversely affect our business.*
We may seek marketing approvals of our product candidates outside of the United States and, accordingly, we may be subject to additional risks related to operating in foreign countries if we obtain the necessary foreign marketing approvals, including:
•differing regulatory requirements in foreign countries, for example, no country other than the United States has a pathway for accelerated drug approval and so obtaining regulatory approvals outside of the United States will take longer and be more costly than obtaining approval in the United States;
•differing intellectual property and regulatory laws in foreign countries, including the availability of obtaining patent term extensions, orphan disease status, or data exclusivity in those countries with respect to the patents covering our products;
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
If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we might become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription pharmaceutical products, such as our product candidates. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label based on the physician’s independent medical judgment.. However, if we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, in March 2020 the FDA announced its intention to postpone most inspections of foreign and domestic manufacturing facilities and products and in July 2020 resumed certain on-site inspections of manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
We plan to attempt to secure approval for ENTO and possibly other of our product candidates from the FDA or comparable foreign regulatory authorities through the use of accelerated approval pathways, which is uncertain. If we are unable to obtain such approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our trials required as a condition to such accelerated approval do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may withdraw approval.*
We plan to seek accelerated approval for ENTO and may in the future seek an accelerated approval for one or more of our other product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint, such as MRD negative CR, or intermediate clinical endpoint that it determines is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. If granted, accelerated approval is usually contingent, or conditioned on the sponsor’s agreement to conduct additional post-approval confirmatory studies or extend one or more existing trials to capture additional endpoints to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate FDA approval.
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
For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling. on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2030 unless additional congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. On July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court for the Northern District of California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the United States District Court for the District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the United States District Court for the Northern District of California and that performance for any final regulation stemming from the Most Favored Nation Model interim final rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Additionally, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to attain profitability or commercialize our product candidates. It is possible that additional governmental action is taken in response to the COVID-19 pandemic.
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
Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with those requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition, or results.*
We maintain and process, and our third-party vendors, collaborators, contractors and consultants maintain and process on our behalf, a large quantity of sensitive information, including confidential business, personal and patient health information in connection with our preclinical studies, clinical trials and our employees, and are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information. We are also subject to internal and external privacy and security policies, contracts and other obligations that apply to our processing of personal information or processing of personal information on our behalf. Failure by us or our third-party vendors, collaborators, contractors and consultants to comply with any of these laws, regulations or other obligations could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.
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
Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S. Indeed, other states have enacted or proposed data privacy laws, which could require us to expend significant resources or change our business practices in an effort to comply, increase our potential liability or otherwise adversely affect our business. For example, Virginia recently passed its Consumer Data Protection Act and Colorado recently passed the Colorado Privacy Act, both of which differ from the CPRA and will go into effect on January 1, 2023 and July 1, 2023, respectively Additionally, Massachusetts and Nevada have adopted laws requiring the implementation of certain security measures to protect personal information, and all 50 states and the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam have adopted breach notification laws. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our customers and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy, security and data use issues in the U.S. continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to products and services could intensify.

In addition, in May 2018, the General Data Protection Regulation (GDPR), took effect in the European Economic Area (EEA). The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of European persons, replacing data protection laws issued by each European Union (EU) member state based on the Directive 95/46/EC (Directive). Unlike the Directive, which needed to be transposed at a national level, the GDPR text is directly applicable in each EU member state, resulting in a more uniform application of data privacy laws across the EU. Among other things, the GDPR imposes new requirements regarding the security of personal data and notification of data processing obligations to the competent national data processing authorities, changes the lawful bases on which personal data can be processed, expands the definition of personal data and requires changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. For example, following a decision of the Court of Justice of the EU in October 2015, the transfer of personal data to U.S. companies that had certified as members of the U.S. Safe Harbor Scheme, was declared invalid. In July 2016, the European Commission adopted the EU-U.S. Privacy Shield Framework (the Privacy Shield Framework), which replaced the U.S. Safe Harbor Scheme. On July 16, 2020, the Court of Justice of the European Union issued a decision that declared the Privacy Shield Framework invalid, and will also result in additional compliance obligations for companies that implement standard contractual clauses to ensure a valid basis for the transfer of personal data outside of Europe. On June 4, 2021, the European Commission adopted new SCCs under the GDPR for personal data transfers outside the EEA. Under this legal mechanism, we may have obligations to conduct transfer impact assessments for such cross-border data transfers and implement additional security measures. If we elect to rely on the new SCCs, we may be required to expend significant resources to update our contractual arrangements and to comply with such obligations. If we are unable to implement a valid compliance mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information from Europe, which could limit our ability to conduct clinical trial activities in Europe. Additionally, other countries (e.g., Australia and Japan) have adopted certain legal requirements for cross-border transfers of personal information. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. The GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our global turnover). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Further, while the United Kingdom enacted the Data Protection Act 2018 in May 2018 that supplements the GDPR and has publicly announced that it will continue to regulate the protection of personal data in the same way post-Brexit, Brexit has created uncertainty with regard to the future of regulation of data protection in the United Kingdom. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our products and services.
It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices and our efforts to comply with the evolving data protection rules may be unsuccessful. In addition to the possibility of fines, lawsuits, regulatory investigations, public censure, other claims and penalties, and significant costs for remediation and damage to our reputation, we could be materially and adversely affected if legislation or regulations are expanded to require changes in our data processing practices and policies or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively impact our business. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we or our third-party vendors, collaborators, contractors and consultants fail to comply with any such laws or regulations, we may face regulatory investigations, private litigation, significant fines and penalties, reputational damage or be required to change our business practices, all of which could adversely affect our business, financial condition and results of operations. Any inability to adequately address data privacy or security-related concerns, even if unfounded, or to comply with applicable laws, regulations, standards and other obligations relating to data privacy and security, could result in additional cost and liability to us, harm our reputation and brand, damage our relationships with customers, interrupt or stop our clinical trials, or otherwise have a material and adverse impact on our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.

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
Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.*
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the term of a patent, and the protection it affords, is limited. In addition, the term of a patent may be reduced if a terminal disclaimer is or was filed in that patent, limiting the term of the patent to that of one or more other patents referenced in the terminal disclaimer. Even if patents directed to our product candidates are obtained, once the patent term has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of product candidates, patents directed to our product candidates might expire before or shortly after such candidates are commercialized, and patent term extensions or other means of obtaining market exclusivity, such as data exclusivity, may not be available or adequately protective in countries where we market our products.. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we or our licensors do not obtain patent term extension for our product candidates, our business may be materially harmed.*
Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Amendments). The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA-approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates, but may not be available in other countries. However, we or our licensors may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we or our licensors are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.
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
We will rely on third parties to manufacture our clinical product supplies, and we may rely on third parties to produce and process our product candidates, if approved.*
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely for the foreseeable future, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that we may commercialize. In this regard, while we have purchased initial inventory of active pharmaceutical ingredients (APIs) and product candidates for ENTO and LANRA from Gilead under the Gilead Asset Purchase Agreement, we will need to obtain further supplies of APIs and clinical drug supply for ENTO, KB-0742 and LANRA, from third-party manufacturers. We do not currently have arrangements in place for redundant supply for APIs or our clinical product candidates. In addition, in the third quarter of 2020 we completed the transfer of the SYK technology we acquired from Gilead in July 2020, but we have not yet transferred the manufacturing technology for ENTO or LANRA to a third-party manufacturer. We will need to arrange for the manufacture of these product candidates for use in clinical trials, including our planned registrational Phase 3 clinical trial of ENTO in combination with IC in AML patients with NPM1 mutations and our two planned Phase 1/2 trials of LANRA.
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
We have grown rapidly and will need to continue to grow the size of our organization and expand our capabilities, and we may experience difficulties in managing this growth.*
As of June 30, 2021, we had 90 full-time employees. As of January 1, 2019, we had nine full-time employees and since then, we have expanded our executive team with the additions of our Chief Medical Officer and Executive Vice President, Clinical Development, our Chief Scientific Officer, our Chief Operating Officer and General Counsel, our Chief Financial Officer. and our Senior Vice President, Pharmaceutical Development and Manufacturing. We expect to experience continued growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, research science, clinical operations, manufacturing, regulatory affairs, and, if any of our product candidates receives marketing approval, sales, marketing and distribution. In addition, we are building a self-sufficient accounting and finance group within our company, and have relied and continue to rely on a third-party accounting consulting firm to augment our internal accounting and finance function. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel.
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
In addition, the information technology systems of various third parties on which we rely, including our CROs and other contractors, vendors, consultants and legal and accounting firms, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. Certain of our vendors have previously experienced specific instances of cyber events, including email compromise and wire fraud targeting payments to be made by us. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could significantly increase our costs and lead to a potential disruption to our business.

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
Under the Tax Act, as modified by the CARES Act, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. As a result of our private placements and other transactions that have occurred over the past three years, including our IPO, which we completed in October 2020, we may have experienced, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent issuances of our common stock or other shifts in our stock ownership. We anticipate incurring significant additional net losses for the foreseeable future, and our ability to utilize net operating loss carryforwards associated with any such losses to offset future taxable income may be limited to the extent we incur future ownership changes. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023. As a result, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could adversely affect our future cash flows.
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
We and our officers, directors, and holders of substantially all of our capital stock, stock options and other securities convertible into, exercisable or exchangeable for our capital stock outstanding immediately prior to the closing of our IPO previously agreed with the underwriters for our IPO, subject to certain exceptions, not to dispose of or hedge any of common stock or securities convertible into or exchangeable for shares of common stock for a period of 180 days following the date of the final prospectus for our IPO, except with the prior written consent of Goldman Sachs & Co. LLC, Jefferies LLC, Cowen and Company, LLC and Piper Sandler & Co. on behalf of the underwriters. We refer to such period as the lock-up period. When the lock-up period expired on April 7, 2021, we and our securityholders subject to a lock-up agreement or market stand-off agreement became able to sell our shares in the public market. Sales of a substantial number of such shares or the perception that such sales may occur could cause our market price to fall.
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
These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make any related party transaction disclosures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected. In addition, we have not yet completed the implementation of a risk management program and processes or procedures for identifying and addressing risks to our business in other areas.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.*
We are an “emerging growth company,” as defined in the JOBS Act, and will remain an emerging growth company until December 31, 2021. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:
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
We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. We will cease to be an “emerging growth company” effective December 31, 2021, because the aggregate market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2021.
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
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about us, our business or our market, our stock price and trading volume could decline.*
The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not control these analysts or the content and opinions or financial models included in their reports. We currently have four securities analysts and may never obtain additional research coverage by other securities and industry analysts. If additional securities analysts do not provide research coverage of our company, or if analysts cease coverage of us, the trading price for our common stock could be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.
General Risk Factors
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds from our Initial Public Offering of Common Stock
In October 2020, we completed our initial public offering, pursuant to which we sold 15,131,579 shares of our common stock at a price to the public of $19.00 per share, including 1,973,684 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares. The shares were registered pursuant to a registration statement on Form S-1 (File No. 333-248925) that was declared effective on October 8, 2020. As a result of our IPO, we raised a total of approximately $263.7 million in net proceeds after deducting underwriting discounts and commissions of $20.1 million and offering expenses of approximately $3.7 million. Goldman Sachs & Co. LLC, Jefferies LLC, Cowen and Company, LLC and Piper Sandler & Co. acted as joint book-running managers for our IPO.
Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and investments. As of June 30, 2021, we have not used any of the net proceeds from our IPO.
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

KRONOS BIO, INC.

Date:	August 12, 2021	By:	/s/ Norbert Bischofberger
Norbert Bischofberger, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2021	By:	/s/ Yasir Al-Wakeel
Yasir Al-Wakeel, BM BCh
Chief Financial Officer and Head of Corporate Development
(Principal Financial and Accounting Officer)