Form 10-Q
period 2021-09-30
Kronos Bio, Inc.
filed 2021-11-09
CIK 1741830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No
As of November 2, 2021 the registrant had 56,347,286 shares of common stock, $0.001 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KRONOS BIO, INC.
Condensed Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
Assets		(1)
Current assets:
Cash and cash equivalents	$216,993	$248,009
Short-term investments	181,389	165,052
Prepaid expenses and other current assets	4,445	6,741
Total current assets	402,827	419,802
Long-term investments	—	49,001
Property and equipment, net	15,131	13,646
Operating lease right-of-use assets	27,433	27,322
Restricted cash	2,026	2,027
Other noncurrent assets	112	166
Total assets	$447,529	$511,964
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,940	$4,550
Accrued expenses	7,350	4,974
Current portion of operating lease liabilities	1,728	937
Current portion of other liabilities	1,756	2,395
Total current liabilities	14,774	12,856
Noncurrent operating lease liabilities	32,326	31,120
Other noncurrent liabilities	1,406	2,469
Total liabilities	48,506	46,445
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 authorized as of September 30, 2021 and December 31, 2020; 55,217,844 and 54,073,901 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.	55	54
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued and outstanding.	—	—
Additional paid-in capital	599,611	577,390
Accumulated deficit	(200,650)	(111,906)
Accumulated other comprehensive income (loss)	7	(19)
Total stockholders' equity	399,023	465,519
Total liabilities, convertible preferred stock and stockholders’ equity	$447,529	$511,964
(1) The balance sheet as of December 31, 2020 is derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$24,688	$16,755	$62,084	$30,125
General and administrative	8,985	4,054	26,908	6,831
Total operating expenses	33,673	20,809	88,992	36,956
Loss from operations	(33,673)	(20,809)	(88,992)	(36,956)
Other income (expense), net:
Change in fair value of convertible notes payable	—	(15,215)	—	(15,215)
Interest expense	—	(3,889)	—	(3,890)
Interest and other income, net	70	200	248	774
Total other income (expense), net	70	(18,904)	248	(18,331)
Net loss	(33,603)	(39,713)	(88,744)	(55,287)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	1	(117)	26	65
Net comprehensive loss	$(33,602)	$(39,830)	$(88,718)	$(55,222)
Net loss per share, basic and diluted	$(0.61)	$(6.48)	$(1.63)	$(9.39)
Weighted-average shares of common stock, basic and diluted	54,977,085	6,127,146	54,549,747	5,886,191
The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	54,073,901	$54	$577,390	$(19)	$(111,906)	$465,519
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	—	—	312,062	—	590	—	—	590
Stock-based compensation expense	—	—	—	—	5,238	—	—	5,238
Net unrealized gain on available-for-sale securities	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(26,086)	(26,086)
Balance at March 31, 2021	—	$—	54,385,963	$54	$583,218	$(23)	$(137,992)	$445,257
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	—	—	322,812	1	626	—	—	627
Stock-based compensation expense	—	—	—	—	6,432	—	—	6,432
Employee stock purchase plan	—	—	50,569	—	817	—	—	817
Net unrealized gain on available-for-sale securities	—	—	—	—	—	29	—	29
Net loss	—	—	—	—	—	—	(29,055)	(29,055)
Balance at June 30, 2021	—	$—	54,759,344	$55	$591,093	$6	$(167,047)	$424,107
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	—	—	458,500	—	1,381	—	—	1,381
Stock-based compensation expense	—	—	—	—	7,137	—	—	7,137
Net unrealized gain on available-for-sale securities	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(33,603)	(33,603)
Balance at September 30, 2021	—	$—	55,217,844	$55	$599,611	$7	$(200,650)	$399,023

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

KRONOS BIO, INC.
Condensed Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(88,744)	$(55,287)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,431	539
Net amortization/accretion on available-for-sale securities	3,175	105
Change in accrued interest on available-for-sale securities	211	71
Stock-based compensation expense	18,807	1,734
Noncash lease expense	1,487	1,994
Change in fair value of convertible notes payable	—	15,215
Debt issuance costs on convertible notes payable	—	3,889
Acquired in-process research and development	—	3,565
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,843	(493)
Other long-term assets	54	150
Accounts payable	(650)	1,129
Accrued expenses	3,288	879
Right-of-use operating assets and liabilities, net	399	(588)
Other liabilities	(1,703)	4,816
Net cash used in operating activities	(59,402)	(22,282)

Cash flows from investing activities:
Purchase of property and equipment	(3,782)	(5,886)
Purchase of available-for-sale securities	(163,615)	(41,205)
Maturities of marketable securities	175,340	45,611
Sale of marketable securities	17,032	—
Net cash provided by (used in) investing activities	24,975	(1,480)

Cash flows from financing activities:
Principal payments on finance lease	(5)	(24)
Proceeds from issuance of common stock upon exercise of stock options	2,598	411
Proceeds from issuance of common stock under the employee stock purchase plan	817	—
Proceeds from issuance of convertible notes, net of issuance costs	—	151,275
Payments of deferred offering costs	—	(2,248)
Net cash provided by financing activities	3,410	149,414

Net increase (decrease) in cash and cash equivalents	(31,017)	125,652
Cash, cash equivalents and restricted cash at beginning of period	250,036	32,570
Cash, cash equivalents and restricted cash at end of period	$219,019	$158,222

Supplemental disclosures of non-cash activities:
Property and equipment additions included in accounts payable and accrued expenses	$408	$1,325
Reduction of right-of-use asset due to modification	$(1,741)	$—
Right-of-use asset obtained in exchange for operating lease liability	$3,764	$30,898
Deferred offering costs included in accounts payable and accrued expenses	$—	$682

Cash and cash equivalents at end of period	$216,993	$156,196
Restricted cash at end of period	2,026	2,026
Cash, cash equivalents and restricted cash at end of period	$219,019	$158,222
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
Initial Public Offering
In October 2020, the Company completed an initial public offering (IPO) of its common stock. In connection with its IPO, the Company issued and sold 15,131,579 shares of its common stock, which included 1,973,684 shares of its common stock issued and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $19.00 per share. As a result of the IPO, the Company received approximately $263.7 million in net proceeds, after deducting underwriting discounts and commissions of $20.1 million and offering expenses of approximately $3.7 million payable by the Company. At the closing of the IPO, all then outstanding convertible preferred stock were automatically converted into 22,687,625 shares of common stock, and the then outstanding 2020 Notes were automatically converted into 9,610,713 shares of common stock. At the closing of the IPO, the then outstanding Gilead Note (See Note 11) was also converted into 188,567 shares of common stock. Following the IPO, there were no shares of convertible preferred stock outstanding.
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
Need for Additional Capital
The Company has incurred net operating losses since its inception of $200.7 million as of September 30, 2021. The Company expects that its cash, cash equivalents and investments as of September 30, 2021 will enable it to fund its planned operating expenses and capital expenditure requirements for at least one year from the date of issuance of these condensed financial statements. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.

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
2.SIGNIFICANT ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
Unaudited Interim Financial Information
The accompanying balance sheet as of September 30, 2021, the statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020, the statements of convertible preferred stock and stockholders’ equity (deficit) as of September 30, 2021 and 2020, the statements of cash flows for the nine months ended September 30, 2021 and 2020, and the financial data and other financial information disclosed in the notes to the condensed financial statements are unaudited. The unaudited interim financial statements have been prepared on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2021 and the results of its operations for the three and nine months ended September 30, 2021 and 2020. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the full year ending December 31, 2021, any other interim periods, or any future year or period. These financial statements should be read in conjunction with the Company's audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 23, 2021.
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

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the nine months ended September 30, 2021, as compared to the significant accounting policies described in Note 2 of the “Notes to Financial Statements” of the Company’s audited financial statements included in its Annual Report.
Recent Accounting Pronouncements Not Yet Adopted
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force), which clarifies and reduces diversity in accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This guidance will be effective for the Company in the first quarter of 2022, and early adoption is permitted. The effect on our consolidated financial statements and related disclosures is not material.
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
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021
	Level 1	Level 2	Level 3	Fair Value
		(in thousands)
Financial Assets:
Money market funds	$180,352	$—	$—	$180,352
Corporate bonds	—	79,934	—	79,934
U.S. treasury securities	103,455	—	—	103,455
Total financial assets	$283,807	$79,934	$—	$363,741

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
The Company did not have any financial assets or liabilities as of September 30, 2021 and December 31, 2020 that required Level 3 inputs.
4.INVESTMENTS
The fair value and amortized cost of available-for-sale securities by major security type as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
		(in thousands)
Money market funds	$180,352	$—	$—	$180,352
Corporate bonds	79,937	9	(12)	79,934
U.S. treasury securities	103,446	10	(1)	103,455
Total cash equivalents and investments	$363,735	$19	$(13)	$363,741

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$114,184	$—	$—	$114,184
Certificates of deposit	1,225	4	—	1,229
Corporate bonds	40,743	9	(16)	40,736
U.S. agency securities	9,999	2	—	10,001
U.S. treasury securities	284,739	3	(21)	284,721
Total cash equivalents and investments	$450,890	$18	$(37)	$450,871

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)

These available-for-sale securities were classified on the Company’s balance sheets as of September 30, 2021 and December 31, 2020 as:

	Fair Value
	September 30, 2021	December 31, 2020
	(in thousands)
Cash equivalents	$182,352	$236,818
Short-term investments	181,389	165,052
Long-term investments	—	49,001
Total cash equivalents and investments	$363,741	$450,871
The fair values of available-for-sale securities by contractual maturity as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
Due in 1 year or less	$183,389	$287,686
Due in 1 to 2 years	—	49,001
Instruments not due at a single maturity date	180,352	114,184
Total cash equivalents and investments	$363,741	$450,871

As of September 30, 2021 and December 31, 2020, the remaining contractual maturities of available-for-sale securities were less than 2 years. There have been no significant realized losses on available-for-sale securities for any of the periods presented in the accompanying financial statements. Based on the Company’s review of its available-for-sale securities, the Company believes that it had no other-than-temporary impairments on these securities as of September 30, 2021 and December 31, 2020 because the Company does not intend to sell these securities nor does it believe that it will be required to sell these securities before the recovery of their amortized cost basis. Gross realized gains and gross realized losses were immaterial for any of the periods presented in the accompanying financial statements.
As of September 30, 2021 and December 31, 2020, unrealized losses on available-for-sale investments are not attributed to credit risk. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s marketable securities are due to market factors.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
5.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(in thousands)
Accrued interest on short-term available-for-sale securities	$1,048	$612
Prepaid equipment service contracts	392	383
Prepaid external research and development and outside services	1,184	1,889
Prepaid software	583	736
Prepaid insurance	129	2,881
Prepaid rent and other	1,109	240
Total prepaid expenses and other current assets	$4,445	$6,741

6.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(in thousands)
Property and equipment:
Lab equipment	$7,919	$5,619
Leasehold improvements	9,285	8,957
Furniture and fixtures	596	216
Finance lease on R&D equipment	—	139
Computer equipment	44	—
Total property and equipment	17,844	14,931
Less: Accumulated depreciation and amortization	(2,713)	(1,285)
Total property and equipment, net	$15,131	$13,646
Depreciation and amortization expense was $0.5 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and $1.4 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively. Computer equipment has a useful life of 3 years.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
7.ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LIABILITIES
Accrued expenses consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(in thousands)
Accrued compensation	$2,767	$2,274
Accrued taxes	29	558
External research and development	3,557	1,017
Accrued outside services	927	—
Accrued leasehold improvements	—	927
Other accrued expenses	70	198
Total accrued expenses	$7,350	$4,974

Current portion of other liabilities consist of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(in thousands)
Current portion of finance lease liability	$—	$5
Current portion of unvested early exercised share liability	1,429	2,174
ESPP withholdings	327	216
Total current portion of other liabilities	$1,756	$2,395
8.STOCK-BASED COMPENSATION
2020 Equity Incentive Plan
In October 2020, the Company adopted its 2020 Equity Incentive Plan (the 2020 Plan) which replaced the 2017 Equity Incentive Plan (Prior Plan) upon completion of the IPO. The 2020 Plan provides for the grant of incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other forms of awards to employees, directors, and consultants of the Company. The number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase each year for a period of ten years, beginning in 2021 and continuing through 2030, in an amount equal to (1) 5.0% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or (2) a lesser number of shares determined by the Board of Directors no later than December 31 of the immediately preceding year. As of September 30, 2021, the maximum number of shares of common stock that may be issued was 14,739,827 shares.
The Company recognizes the impact of forfeitures on stock-based compensation expense as forfeitures occur. The Company applies the straight-line method of expense recognition to all awards with only service-based vesting conditions. Vesting periods are determined at the discretion of the Board of Directors. Stock options typically vest over four years. The maximum contractual term is 10 years.
As of September 30, 2021, there were 4,699,032 shares reserved by the Company under the 2020 Plan for the future issuance of equity awards.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
Stock Options
Stock option activity under the 2020 Plan as of September 30, 2021 is summarized as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, December 31, 2020	6,251,159	$8.95
Granted	1,592,606	26.52
Forfeited (1)	(120,384)	13.74
Exercised	(972,660)	2.67
Balance, September 30, 2021	6,750,721	$13.91	8.83	$67,390
(1) Included in forfeited are 12,748 options that were early exercised, but not yet vested at the time of termination of the grantee, and repurchased by the Company. The weighted-average exercise price of the repurchased options was $0.61 per share.
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on September 30, 2021. There was no future tax benefit related to options exercised, as the Company had accumulated net operating losses as of September 30, 2021 and December 31, 2020.
The weighted-average grant-date fair value per share of stock options granted, using the Black-Scholes option pricing model, was $18.91 during the nine months ended September 30, 2021.
As of September 30, 2021 and December 31, 2020, there was $54.0 million and $36.3 million of unrecognized stock-based compensation related to stock options, respectively, which is expected to be recognized over a weighted-average period of 3.15 and 3.70 years, respectively.
2020 Employee Stock Purchase Plan
In October 2020, the Company adopted its 2020 Employee Stock Purchase Plan (ESPP), which initially reserved 688,000 shares of the Company’s common stock for employee purchase under terms and provisions established by the Board of Directors. The number of shares of our common stock reserved for issuance under the ESPP automatically increases in 2021 and continues to increase through 2030, by the lesser of (i) 1.0% of the total number of shares of common stock outstanding on December 31 of the immediately preceding year, and (ii) 1,376,000 shares, except before the date of any increase, the Board of Directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). The Company issued and sold zero and 50,569 shares of common stock during the three and nine months ended September 30, 2021, respectively, under the ESPP. The Company has 1,197,766 shares reserved for future issuance as of September 30, 2021.
Restricted Stock
Restricted stock awards and units as of September 30, 2021 are summarized as follows:

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Unvested, December 31, 2020	810,197	$22.26
Granted	347,267	29.14
Vested and converted to shares	(120,714)	1.41
Forfeited	(20,476)	29.83
Unvested, September 30, 2021	1,016,274	$26.93	2.26	$21,301

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
As of September 30, 2021, there was $20.3 million of unrecognized stock-based compensation related to RSUs, which is expected to be recognized over a weighted average period of 2.26 years.
As of September 30, 2021, there was $0.4 million of unrecognized stock-based compensation related to RSAs, which is expected to be recognized over a weighted average period of 2.83 years.
Stock-Based Compensation Summary
Total stock-based compensation expense related to stock options, restricted stock units, restricted stock awards and the employee stock purchase plan for the three and nine months ended September 30, 2021 and 2020 as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Research and development expenses	$3,525	$247	$9,553	$541
General and administrative expenses	3,612	1,007	9,254	1,193
Total stock-based compensation expense	$7,137	$1,254	$18,807	$1,734
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
The deposits received are initially recorded in current portion of other liabilities and other noncurrent liabilities for the noncurrent portion. The liabilities are reclassified to common stock and paid-in capital as the repurchase right lapses. At September 30, 2021 and December 31, 2020, there was $1.4 million and $2.2 million recorded in current portion of other liabilities, and $1.4 million and $2.5 million recorded in other noncurrent liabilities, respectively, related to shares held by employees and nonemployees that were subject to repurchase.
9.INCOME TAXES
The Company did not record any income tax expense for the three and nine months ended September 30, 2021 and 2020. The Company has incurred net operating losses for all the periods presented and has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements. The Company has recorded a full valuation allowance against all of its deferred tax assets as it is not more likely than not that such assets will be realized in the near future.
It is the Company’s policy to record penalties and interest related to income taxes as a component of income tax expense. The Company has not recorded any interest or penalties related to income taxes during the three and nine months ended September 30, 2021 and 2020. The Company has not identified any new uncertain tax positions as of September 30, 2021. Unrecognized tax benefits are not expected to change during the next 12 months. The reversal of the unrecognized tax benefits would not affect the effective tax rate. The Company is subject to examination by U.S. federal and state tax authorities for all years since its inception.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
10.NET LOSS PER SHARE
The following table summarizes the computation of basic and diluted net loss per share of the Company for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)
Net loss	$(33,603)	$(39,713)	$(88,744)	$(55,287)
Weighted-average common stock outstanding, basic and diluted	54,977,085	6,127,146	54,549,747	5,886,191
Net loss per share, basic and diluted	$(0.61)	$(6.48)	$(1.63)	$(9.39)
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

	September 30, 2021	September 30, 2020
Stock options to purchase common stock	5,768,855	3,359,622
Early exercised stock options subject to future vesting	981,866	1,858,264
Restricted stock awards subject to future vesting	124,066	271,683
Restricted stock units subject to future vesting	892,208	—
Convertible preferred stock	—	22,687,625
Expected shares to be purchased under Employee Stock Purchase Plan	122,693	—
2020 Notes	—	10,741,406
Gilead Note	—	210,752
Total	7,889,688	39,129,352

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

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
12.LEASES
In November 2020, the Company entered into a lease termination for its lab space in Cambridge, Massachusetts to terminate the lease as of January 31, 2021, rather than May 31, 2021. The cost for early termination was a payment of $0.1 million. The Company accounted for this change in lease term as a modification of the originally amended lease. As a result of the modification, the operating right-of-use asset and lease liability were remeasured as of the modification date. As of September 30, 2021, there was no remaining lease liability or right-of-use asset related to this lease.
In March 2020, the Company entered into an 11-year lease agreement to move its research and development operations from 21 Erie Street, Cambridge, Massachusetts, to a 40,514 square-feet facility at 301 Binney Street, Cambridge, Massachusetts (Cambridge facility). The lease commenced on February 28, 2020 with an initial annual base rent of $4.1 million. The initial rent payment was paid as of September 30, 2020, with rent payments escalating 3.0% annually after the initial 12 payments. As discussed in Note 2, the Company executed a letter of credit for $2.0 million in connection with the lease. The lease includes $3.7 million in certain tenant improvement allowances, which the Company included in its calculation of the right-of-use asset in the lease at commencement. As of September 30, 2021, $3.7 million in improvement costs incurred by the Company were reimbursed by the lessor and are now included within the total lease liability. In connection with the lease, the Company recognized an operating lease right-of-use asset of $24.0 million and $25.1 million and an aggregate lease liability of $30.1 million and $30.1 million on the September 30, 2021 and December 31, 2020 balance sheets, respectively. The remaining lease term is 9 years and 5 months, and the estimated incremental borrowing rate is 8.50%.
In July 2018, the Company entered into a lease agreement for a 4,661 square-foot office space to be used for general and administrative activities in San Mateo, California. The lease commenced on August 1, 2018 and had a 37-month initial term expiring on August 31, 2021. The lease also contained an option for the Company to extend the lease upon its initial expiration. In connection with the lease, the Company made a one-time cash security deposit in the amount of $28,000. In May 2020, the Company amended its agreement to extend the lease for its office in San Mateo, California through April 2025. The initial annual base rent was $0.3 million, and such amount was to increase by 3% annually on each anniversary of the commencement date. As of September 30, 2021, there was no remaining lease liability or right-of-use asset related to this lease. The operating lease right-of-use asset and aggregate lease liability for this suite were $1.1 million and $1.1 million, respectively, as of December 31, 2020.
In July 2020, the Company expanded to an adjacent suite in the San Mateo, California office space, which was treated as a separate lease for accounting purposes. The additional space was approximately 3,414 square feet and was similarly to be used for general and administrative activities. The lease commenced on July 1, 2020 and had an initial expiration date of April 30, 2025. In connection with the additional space leased, the Company made a one-time additional cash security deposit in the amount of $25,000. The initial annual base rent for the expansion was $0.2 million, and such amount will increase by 3% annually on each anniversary of the commencement date. In connection with the lease of the 3,414 square foot suite, as of September 30, 2021, there was no remaining lease liability or right-of-use asset related to this lease. The operating lease right-of-use asset and aggregate lease liability for this suite were $0.8 million and $0.8 million, respectively, as of December 31, 2020.
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

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
The new 17,340 square foot suite will be treated as a separate lease for accounting purposes. The initial annual base rent for the new space will be $1.2 million, and such amount will increase by 3% annually on each anniversary of the new premises commencement date. In connection with the larger space leased, the Company has also made an additional one-time cash security deposit in the amount of $59,000. The new lease commenced in April 2021 and the new lease agreement extends the termination date from April 30, 2025 to August 31, 2026. In connection with the lease, the Company recognized an operating lease right-of-use asset of $3.5 million and an aggregate lease liability of $4.0 million as of September 30, 2021. The Company did not recognize any right-of-use asset or aggregate lease liability as of December 31, 2020. The remaining lease term is 5 years, and the estimated incremental borrowing rate is 11.18%.
The following table summarizes the presentation of the Company’s operating leases in its balance sheets as of September 30, 2021 and December 31, 2020:

Balance Sheet Caption	September 30, 2021	December 31, 2020
	(in thousands)
Assets:
Operating lease assets	$27,433	$27,322
Liabilities:
Current portion of operating lease liabilities	$1,728	$937
Noncurrent operating lease liabilities	32,326	31,120
Total operating lease liabilities	$34,054	$32,057

The following table summarizes the effect of finance lease costs in the Company’s statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020:

Statement of Operations and Comprehensive Loss Caption	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Research and development	$—	$5	$3	$15
Interest expense, net	—	—	—	1
Total finance lease cost	$—	$5	$3	$16
The following table summarizes the effect of operating lease costs in the Company’s statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020:

Statement of Operations and Comprehensive Loss Caption	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Research and development	$767	$1,397	$2,542	$2,843
General and administrative	256	388	1,245	890
Total operating lease cost	$1,023	$1,785	$3,787	$3,733
The Company made cash payments of $1.0 million, $0.7 million, $3.3 million and $1.3 million under the lease agreements during the three and nine months ended September 30, 2021 and 2020, respectively.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
The undiscounted future non-cancellable lease payments under the Company's operating leases as of September 30, 2021 for the next five years and thereafter is expected to be as follows:

Period Ending December 31,	Amount
(in thousands)
Remaining three months of 2021	$1,044
2022	5,020
2023	5,581
2024	5,749
2025 and thereafter	32,849
Total undiscounted lease payments	50,243
Less: Present value adjustment	(16,189)
Less: Tenant improvement allowance	—
Present value of operating lease liabilities	$34,054

13.RELATED PARTIES
On December 1, 2017, the Company entered into a three-year services agreement with Two River Consulting, LLC (Two River) to provide various clinical development, operational, managerial, accounting and financial, and administrative services to the Company. Arie Belldegrun, M.D., FACS, the Chairman of the Board of Directors, is the Chairman of Two River. Mr. Joshua Kazam and Mr. David Tanen, each a director of the Company, are each partners of Two River. Mr. Tanen additionally serves as our Corporate Secretary. Mr. Christopher Wilfong, a strategic advisor to the Company, is an Operating Partner of Two River and Mr. Sean Algeo, serving as the Company’s Financial Consultant, is the Chief Financial Officer of Two River. During the three and nine months ended September 30, 2021 and 2020, the Company incurred expense of zero, $0.3 million, $0.3 million and $0.8 million respectively, for these services.
Some of the Company’s expenses are periodically paid by Two River. The Company reimburses Two River for these expenses and no interest is charged on the outstanding balance. These reimbursable expenses were not material for the three and nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the Company had no payables to Two River. As of December 31, 2020, the Company had payables to Two River of $182,000.
In 2019, the Company entered into a consulting agreement with Bellco Capital, LLC (Bellco) to provide various executive services to the Company. Arie Belldegrun, M.D., FACS, the Chairman of the Board of Directors, is the Chairman of Bellco. Rebecka Belldegrun, M.D., who served as a director of the Company through January 25, 2021, is the President and Chief Executive Officer of Bellco. During the three and nine months ended September 30, 2021 and 2020, the Company incurred expense of $6,300, $6,300, $18,900 and $18,900, respectively, for these services.

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
Our lead product candidate, entospletinib (ENTO), which we acquired from Gilead Sciences (Gilead) in July 2020, is an orally administered, selective SYK inhibitor that has been tested in more than 200 AML patients. Our expertise in TRN biology allowed us to recognize SYK as a critical node in the HOX/MEIS TRN, and this acquisition accelerated our pipeline to late clinical stage. Based on clinical results in a biomarker-defined subset of patients and based on the discussion and guidance from our End-of-Phase 2 meeting with the FDA, we intend to proceed as planned with our registrational Phase 3 clinical trial of ENTO using measurable residual disease (MRD) negative complete response (CR) as the primary endpoint in support of accelerated approval. We plan to initiate our Phase 3 clinical trial in the fourth quarter of 2021, and expect to report results in the second half of 2023. We plan to have similar interactions regarding use of this surrogate primary endpoint with the European Medicines Agency later in 2021. In addition, we are developing KB-0742, which is designed to be an orally bioavailable inhibitor of CDK9 with a differentiated selectivity profile, for the treatment of MYC-amplified solid tumors. The FDA cleared our IND for KB-0742 in December 2020. In February 2021, the first patient was dosed in our Phase 1/2 clinical trial of KB-0742 in patients with advanced solid tumors. We plan to report interim data from the dose escalation stage of this trial in the fourth quarter of 2021, with an initial data read-out from the expansion cohorts of the trial anticipated in 2022. Additionally, we plan to initiate two separate Phase 1/2 clinical trials for lanraplenib (LANRA). We plan to initiate the first of these trials, studying LANRA in combination with gilteritinib in patients with relapsed/refractory FLT3-mutated AML in the first quarter of 2022, with an initial safety and dose selection data readout anticipated in the second half of 2022. We plan to initiate the second of these trials, studying LANRA in combination with venetoclax/azacitidine in patients with newly-diagnosed NPM1-mutated, MLL-r and/or FLT3-mutated AML who are older than 75 years old or are not eligible for intensive induction chemotherapy in the first half of 2022, with an initial data readout anticipated in the first half of 2023. In addition, we are leveraging our product engine to drive multiple oncology discovery programs targeting dysregulated transcription factors and their associated TRNs.
The following chart summarizes the current stages of our development programs including our lead product candidate, ENTO, as well as LANRA and KB-0742, and our next anticipated milestones.

KRONOS·BIO

Advancing a robust pipeline of targeted oncology programs

TRN
Candidate & Indication
Discovery
IND-enabling
Phase 1
Phase 2
Phase 3
HOX/MEIS
Entospletinib
(SYK Inhibitor)
Frontline fit NPM1 AML
Lanraplenib
(SYK Inhibitor)
Relapsed/refractory FLT3 AML*
Lanraplenib
(SYK Inhibitor)
Frontline unfit NPM1 and/or FLT3 AML*
MYC
KB-0742
(CDK9 Inhibitor)
MYC-amplified solid tumors and other transcriptionally addicted tumors
Target #1
(PPI Modulator)
AR
Target #2
(Cofactor Modulator)

Additional discovery programs associated with the MYC, AR, MYB, IRF4 and other TRNs

*IND filed

We also are executing on robust discovery programs across multiple TRNs, which focus on cancer types where dysregulated transcription plays a central role, including hematologic malignancies, prostate cancer, and MYC-driven cancers. We have identified two discovery programs to advance in our preclincial pipeline, targeting the MYC and AR TRNs. The MYC program is aimed at modulating a protein-protein interaction in the MYC TRN with the objective of treating additional MYC-dysregulated cancers beyond those targeted by KB-0742. The AR program aims to overcome resistance to current therapies by targeting an AR cofactor that selectively modulates the AR TRN in the context of castration resistant prostate cancer. We anticipate submitting an IND for a drug candidate arising from one of our discovery programs in 2023, although we may not be successful in identifying product candidates that can selectively modulate the specific oncogenic TRNs associated with such programs.
The current COVID-19 pandemic has presented substantial public health and economic challenges around the world. We cannot at this time predict the specific extent, duration or impact that COVID-19 will have on our financial condition and operations, including ongoing research activities, ongoing and planned clinical trials and our financial results. While we are currently continuing to prepare to initiate clinical trials in the fourth quarter of 2021 and in 2022, COVID-19 precautions may directly or indirectly impact their timelines and interrupt clinical enrollment, and our clinical trial partners continue to experience COVID-19-related staffing challenges that may continue to impact our ongoing activities.
Since inception, we have had significant operating losses, primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. Our net loss was $33.6 million and $39.7 million for the three months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $200.7 million. As of September 30, 2021, we had $398.4 million of cash, cash equivalents and investments. In October 2020, we completed an initial public offering (IPO) of our common stock. As a result of the IPO, we received approximately $263.7 million in net proceeds, after deducting underwriting discounts and commissions and offering expenses. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and, to a lesser extent, general and administrative expenditures. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.

Strategic Agreements
Gilead Asset Purchase Agreement
In July 2020, we entered into an asset purchase agreement with Gilead (Gilead Asset Purchase Agreement), pursuant to which we acquired certain assets from Gilead related to ENTO and LANRA, and patents and other intellectual property covering or related to the development, manufacture and commercialization of ENTO and LANRA.
In consideration for such assets, on the date of the Gilead Asset Purchase Agreement, we made a $3.0 million upfront cash payment and issued a $3.0 million principal amount convertible promissory note to Gilead (Gilead Note). We also made a $0.7 million payment to reimburse Gilead for certain liabilities we assumed pursuant to the Gilead Asset Purchase Agreement. In addition, we are required to make milestone payments upon successful achievement of certain regulatory and sales milestones for ENTO, LANRA and other SYK inhibitor compounds covered by the patent rights acquired pursuant to the Gilead Asset Purchase Agreement and developed by us as a back-up to ENTO or LANRA (Other Compounds). Upon initiation of our planned registrational Phase 3 clinical trial of ENTO in combination with intensive chemotherapy (IC) in AML patients with NPM1 mutations, we will be required to pay a milestone to Gilead of $29.0 million, and upon successful completion of certain other regulatory milestones in the United States, European Union and United Kingdom for ENTO, LANRA and any Other Compounds, across up to two distinct indications, we will be required to pay to Gilead an aggregate total of $51.3 million. Upon achieving certain thresholds for the aggregate annual net sales of ENTO, LANRA and any Other Compounds combined, we would owe to Gilead potential milestone payments totaling $115.0 million.
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

Results of Operations
Comparison of Three Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Operating expenses:
Research and development	$24,688	$16,755	$7,933
General and administrative	8,985	4,054	4,931
Total operating expenses	33,673	20,809	12,864
Loss from operations	(33,673)	(20,809)	(12,864)
Other income (expense), net:
Change in fair value on convertible notes payable	—	(15,215)	15,215
Interest expense	—	(3,889)	3,889
Interest and other income, net	70	200	(130)
Total other income (expense), net	70	(18,904)	18,974
Net loss	$(33,603)	$(39,713)	$6,110

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Direct Costs	$12,196	$12,292	$(96)
Indirect Costs:
Personnel	8,229	2,592	5,637
Facilities, depreciation and other expenses	4,263	1,871	2,392
Total research and development expenses	$24,688	$16,755	$7,933
Research and development expenses were $24.7 million for the three months ended September 30, 2021, compared to $16.8 million for the three months ended September 30, 2020. The increase of $7.9 million was primarily due to an increase of $5.6 million in personnel costs primarily attributable to increased research and development personnel headcount, including an increase in stock-based compensation of $3.3 million. Also contributing to this increase in research and development expenses is an increase of $2.4 million in facilities, depreciation and other expenses primarily attributable to our Cambridge facility lease, and an increase of $0.3 million in lab supplies related to increased development activity in connection with our preclinical product candidates. These increases were partially offset by a decrease of $0.3 million in outside and consulting research expenses.

General and Administrative Expenses
General and administrative expenses were $9.0 million for the three months ended September 30, 2021 compared to $4.1 million for the three months ended September 30, 2020. The increase of $4.9 million was primarily due to an increase in stock-based compensation of $2.6 million and an increase of $0.7 million in personnel costs, primarily attributable to increased general and administrative personnel headcount to support the growth of our research and development organization. Also contributing to this increase in general and administrative expenses is an increase of $1.5 million in professional fees primarily attributable to insurance and other professional services.
Interest and Other Income, Net
Interest and other income, net primarily consists of interest earned on our cash, cash equivalents, and investments.
Comparison of nine months ended September 30, 2021 and 2020
The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Operating expenses:
Research and development	$62,084	$30,125	$31,959
General and administrative	26,908	6,831	20,077
Total operating expenses	88,992	36,956	52,036
Loss from operations	(88,992)	(36,956)	(52,036)
Other income (expense), net:
Interest expense	—	(3,890)	3,890
Interest and other income, net	248	774	(526)
Total other income (expense), net	248	(18,331)	18,579
Net loss	$(88,744)	$(55,287)	$(33,457)

Research and Development Expenses
The following table summarizes our research and development expenses for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Direct Costs	$30,403	$18,498	$11,905
Indirect Costs:
Personnel	22,105	6,726	15,379
Facilities, depreciation and other expenses	9,575	4,901	4,674
Total research and development expenses	$62,084	$30,125	$31,959

Research and development expenses were $62.1 million for the nine months ended September 30, 2021, compared to $30.1 million for the nine months ended September 30, 2020. The increase of $32.0 million was primarily due to an increase of $6.4 million in personnel costs and an increase in stock-based compensation of $9.0 million, both of which are primarily attributable to increased research and development personnel headcount. Also contributing to this increase in research and development expenses is an increase of $10.9 million in outside and consulting research expenses, an increase of $4.7 million in facilities, depreciation and other expenses primarily attributable to the commencement of the lease for our new Cambridge facility in March 2020, and an increase of $1.0 million in lab supplies related to increased development activity in connection with our preclinical product candidates.
General and Administrative Expenses
General and administrative expenses were $26.9 million for the nine months ended September 30, 2021 compared to $6.8 million for the nine months ended September 30, 2020. The increase of $20.1 million was primarily due to an increase in stock-based compensation of $8.1 million and an increase of $3.3 million in personnel costs, primarily attributable to increased general and administrative personnel headcount to support the growth of our research and development organization. Also contributing to this increase in general and administrative expenses is an increase of $6.5 million in professional fees, primarily attributable to legal and outside consultant costs, an increase of $1.2 million in facilities, depreciation and other expenses primarily attributable to the San Mateo facility, and an increase of $1.0 million in other expenses primarily attributable to increases in taxes and filing fees, facility costs, and information technology related services.
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
As of September 30, 2021, we had cash, cash equivalents and investments of $398.4 million. We expect that our cash, cash equivalents and investments as of September 30, 2021, will enable us to fund our planned operating expenses and capital expenditure requirements for at least one year from the date of this report.
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
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(unaudited)
	(in thousands)
Cash used in operating activities	$(59,402)	$(22,282)
Cash used in (provided by) investing activities	24,975	(1,480)
Cash provided by financing activities	3,410	149,414
Net decrease in cash and cash equivalents	$(31,017)	$125,652
Operating Activities
During the nine months ended September 30, 2021, cash used in operating activities was $59.4 million, which was primarily attributable to our net loss of $88.7 million, partially offset by non-cash charges of $25.1 million. The non-cash charges primarily consisted of $18.8 million in stock-based compensation, net amortization and accretion of investment securities of $3.2 million, noncash lease expense of $1.5 million, and depreciation and amortization of $1.4 million.
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
Investing Activities
During the nine months ended September 30, 2021, cash provided by investing activities was $25.0 million, consisting of $175.3 million in maturities of marketable securities and $17.0 million in sales of marketable securities partially offset by $163.6 million in purchases of marketable securities and $3.8 million for the purchase of property and equipment.
During the nine months ended September 30, 2020, cash used in investing activities was $1.5 million, consisting of $45.6 million in investment maturities, partially offset by $41.2 million of net investment purchases and $5.9 million for the purchase of property and equipment.
Financing Activities
During the nine months ended September 30, 2021, net cash provided by financing activities was $3.4 million, consisting primarily of proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan of $2.6 million and $0.8 million, respectively.
Net cash provided by financing activities during the nine months ended September 30, 2020 was $149.4 million, consisting primarily of $151.3 million of proceeds from the issuance of convertible notes, net of issuance costs, partially offset by $2.2 million of payments of deferred offering costs.

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
In February 2021, we entered into a new lease agreement for our office space in San Mateo, California, in order to move from our former suites, totaling 8,075 square-feet, to a single, larger suite totaling 17,340 square-feet, and relocated in the third quarter of 2021. We accounted for this change in lease term of the original suites as a modification of the originally amended lease. Refer to Note 12 for further discussion on the accounting implications of the lease substitution.
The initial annual base rent for the new suite is $1.2 million, and such amount will increase by 3% annually on each anniversary of the new premises commencement date. In connection with the larger space leased, we have also made an additional one-time cash security deposit in the amount of $59,000. The new lease commenced in April 2021 while tenant improvements were being made and the new lease agreement extends the termination date from April 30, 2025 to August 31, 2026.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents, short-term investments, and long-term investments. As of September 30, 2021, our cash equivalents and short-term investments consisted of money market funds, certificates of deposit, corporate bonds, and U.S. Treasury securities. As of December 31, 2020, our cash equivalents and short-term investments consisted of money market funds, certificates of deposit, corporate bonds, U.S. Treasury securities, and U.S. Agency securities that have contractual maturities of less than one year. As of September 30, 2021, our long-term investments consisted of investments in U.S. Treasury securities and corporate bonds that have contractual maturities of greater than on year. As of December 31, 2020, our long-term investments consisted of investments in U.S. Treasury securities, U.S. agency securities, and corporate bonds that have contractual maturities of greater than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes resulting from the impact of the COVID-19 pandemic. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. If a 100 basis point increase or decrease in interest rates were to have occurred on September 30, 2021, this change would not have had a material impact on our condensed financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Foreign Currency Exchange Risk
All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that permit us to satisfy our payment obligations in U.S. dollars (at prevailing exchange rates) but have underlying payment obligations denominated in foreign currencies, primarily including the Euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not had a formal hedging program with respect to foreign currency. We believe a hypothetical 100 basis point increase or decrease in exchange rates at September 30, 2021 would not have had a material effect on our condensed financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in litigation or other legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2021, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material effect on our business.

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
We have incurred significant net losses in each period since we commenced operations in June 2017. For the three and nine months ended September 30, 2021 and 2020, we reported net losses of $33.6 million, $39.7 million, $88.7 million and $55.3 million, respectively. As of September 30, 2021, we had an accumulated deficit of $200.7 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:
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
We had cash, cash equivalents, and investments of $398.4 million as of September 30, 2021. We believe that, based upon our current operating plan, our existing capital resources will be sufficient to fund our anticipated operations into 2024, including through the readout of the primary endpoint of our planned registrational Phase 3 clinical trial of ENTO in combination with IC in AML patients with NPM1 mutations and the completion of our Phase 1/2 clinical trial of KB-0742 for the treatment of advanced solid tumors, and the completion of our two planned Phase 1/2 clinical trials of LANRA in genetically-defined subsets of AML patients. However, we have based this estimate on our current development plans and assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control, including as a result of the COVID-19 pandemic. In any event, our future capital requirements will depend on many factors, including:
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

In addition, our proposal for new or emerging biomarker surrogate endpoints may result in data that is not accepted by certain regulatory bodies or industry professionals, or if such endpoints are later found to be insufficient to establish clinical efficacy, may require us to change the design of our clinical trials. With respect to our planned registrational trial of ENTO in patients with NPM1 mutated AML, following our discussions with FDA as part of our End-of-Phase 2 meeting, we plan to use measurable residual disease (MRD) negative CR as the primary endpoint in support of accelerated approval. MRD has only recently emerged as a surrogate endpoint for progression free survival in hematological malignancies, and while regulatory approvals on the basis of MRD status have been granted in acute lymphocytic leukemia and chronic lymphocytic leukemia (CLL), to date there have not been any regulatory approvals on the basis of MRD status in AML. We are proceeding with our randomized, double-blinded, placebo-controlled registrational Phase 3 clinical trial of ENTO in combination with intensive chemotherapy (IC) in approximately 180 newly diagnosed NPM1-mutated AML patients. We intend to complete the validation of the assay necessary to meet regulatory requirements for a companion diagnostic in parallel with the conduct of the clinical trial. Patients will be randomized to receive standard of care IC in combination with twice-daily ENTO or a placebo. MRD will be assessed in patients who achieve a complete response (CR) after two cycles of chemotherapy. Patients who achieve CR, CR with partial hematological recovery (CRh) or CR without count recovery (CRi) may go on to receive consolidation therapy and undergo follow-up assessment for event-free, relapse-free and overall survival. MRD negative CR in the intent-to-treat population is the proposed primary endpoint for accelerated approval. This planned trial may not enable an expeditious path to regulatory approval in newly diagnosed AML patients with NPM1 mutations and may not be accepted by the FDA or otherwise be sufficient to obtain regulatory approval, which could result in a longer time to potential commercialization of ENTO in the United States, if approved and commercialized at all, and could increase the costs of development and could harm our competitive position in the marketplace. In addition, even if we proceed with our planned Phase 3 clinical trial using MRD negative CR as a surrogate endpoint and were to obtain accelerated approval, failure of the industry to adopt MRD negative CR rate as a valid or meaningful endpoint for an AML therapeutic may adversely impact our commercial prospects as a result of our clinical trial results being discounted or disregarded by industry professionals.
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
In addition, if any of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by treatment with such drug, a number of potentially significant negative consequences could result, including:
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
Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available, and are subject to audit and verification procedures that could result in material changes in the final data.*
From time to time in the future, we may publicly disclose preliminary, interim or topline data from our ongoing or planned clinical trials. These updates are typically based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial or following the completion of such clinical trial or stage of such clinical trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline or preliminary results that we may report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim, topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, such data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim, topline, or preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim, topline or preliminary data by us or by our competitors in the future could result in volatility in the price of our common stock.
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
With respect to an internally developed product candidates, our research and development efforts to date have resulted in our discovery and preclinical development of KB-0742 as well as several early-stage discovery programs. KB-0742 may not be safe or effective as a cancer treatment and, with respect to our early-stage discovery programs, we may not identify suitable product candidates for preclinical or clinical development. Our product engine may not be successful in generating additional contributions to our pipeline of product candidates. For example, we may not be successful in identifying novel product candidates that can selectively modulate oncogenic TRNs. Even if we are successful in building our pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future, which likely would result in significant harm to our financial position and adversely affect our stock price.
As a company, we have not completed any clinical trials to date.*
Other than our ongoing Phase 1/2 clinical trial of KB-0742, which we initiated in January of 2021, we have not as a company completed any clinical trials to date. We therefore cannot be certain that our ongoing Phase 1/2 clinical trial of KB-0742 or our planned clinical trials will begin or be completed on time, or at all. In addition, the ongoing COVID-19 pandemic may create additional challenges in initiating, enrolling or conducting such clinical trials. Moreover, we currently do not have complete in-house resources to enable our operations, including our planned clinical trials, and we may not be able to hire sufficient qualified personnel to support our planned clinical trials.
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
The market opportunities for certain of our product candidates may be relatively small as they may be limited to those patients who are ineligible for or have failed prior treatments and our estimates of the prevalence of our target patient populations may be inaccurate.*
Cancer therapies are sometimes characterized as first line, second line, or third line, and the FDA often approves new therapies initially only for a particular line of use. When cancer is detected early enough, first line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first line therapy, usually chemotherapy, antibody drugs, tumor-targeted small molecules, hormone therapy, radiation therapy, surgery, or a combination of these, proves unsuccessful, second line therapy may be administered. Second line therapies often consist of more or different chemotherapy, radiation, antibody drugs, tumor-targeted small molecules, or a combination of these. Third line therapies can include chemotherapy, antibody drugs and small molecule tumor-targeted therapies, more invasive forms of surgery and new technologies. Although we are proceeding with our randomized, double-blinded, placebo-controlled registrational Phase 3 clinical trial of ENTO in combination with IC in approximately 180 newly diagnosed NPM1-mutated AML patients, in some instances we may initially seek approval of our product candidates as a second- or third-line therapy. Subsequently, for those product candidates that prove to be sufficiently safe and beneficial, if any, we would expect to seek approval as a second line therapy and potentially as a first line therapy, but there is no guarantee that our product candidates, even if approved as a second or third or subsequent line of therapy, would be approved for an earlier line of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.
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
We currently have no marketing and sales organization and have no experience as a company in marketing products. If we are unable to establish and maintain marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if approved, we may not be able to generate product revenue.*
We currently have no sales, marketing, market access or distribution capabilities and have no experience as a company in marketing products. We currently intend to build a commercial infrastructure to support sales of our product candidates. We expect to manage sales, marketing and distribution through internal resources and third-party relationships. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. While we may commit significant financial and management resources to commercial activities, we will also consider collaborating with one or more pharmaceutical companies to enhance our commercial capabilities.
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
If we are successful in developing ENTO, our lead product candidate, or LANRA, our next-generation SYK inhibitor, they may compete against product candidates that are currently in clinical development to the extent any such candidates are approved, including: (i) HMPL-523, a SYK inhibitor being developed by Hutchison Medipharma Ltd. that is in Phase 1 evaluation in hematologic malignancies; (ii) product candidates in early clinical development that target the interaction between MLL and MENIN in MLL-r and AML patients with NPM1 mutations, which, if approved, could compete with ENTO or LANRA, including (a) SNDX-5613, being developed by Syndax Pharmaceuticals, Inc. in a Phase 1 clinical trial as monotherapy in relapsed or refractory AML in patients with MLL-r/KMT2A gene rearrangement or NPM1 mutations; (b) KO-539, being developed by Kura Oncology, Inc. in a Phase 1 clinical trial as monotherapy in relapsed or refractory AML, (c) DS-1594, being developed by Daiichi Sankyo Company in a Phase 1 clinical trial with or without azacitidine/venetoclax in relapsed/refractory AML, and (d) JNJ-75276617, being developed by Janssen Research & Development, LLC in a Phase 1 clinical trial in acute leukemias; and (iii) product candidates that may compete with ENTO or LANRA by addressing the subset of AML patients with FLT3 mutations and are currently in development in combination with FLT3 inhibitors, including (a) venetoclax, a BCL-2 inhibitor being developed by Abbvie, (b) CPX-351, a liposomal formulation of daunorubicin and cytarabine being developed by Jazz Pharmaceuticals, and (c) CC-90009, a cereblon E3 ligase modulator being developed by Bristol-Myers Squibb.
If we are successful in developing KB-0742, it may compete against various multi-CDK inhibitors that are currently in early-stage clinical development, including: AZD4573, being developed by AstraZeneca; TP-1287 (Alvocidib), being developed by Tolero Pharmaceuticals; fadraciclib (CYC-065), being developed by Cyclacel Pharmaceuticals; Zotiraciclib, being developed by the National Cancer Institute; Dinaciclib, being developed by Merck & Co.; and Voruciclib, being developed by MEI Pharma. We also expect it to compete against VIP152, a PTEFb/CDK9 inhibitor in early-stage clinical development by Vincerx Pharma, Inc., and PRT2527, a CDK9 inhibitor in preclinical development by Prelude Therapeutics.
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
If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we might become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription pharmaceutical products, such as our product candidates. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label based on the physician’s independent medical judgment. However, if we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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
For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling. on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.
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

As a result of litigation challenging the Most Favored Nation model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the Most Favored Nation interim final rule. In July 2021, the Biden administration release an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, HHS release a Comprehensive Plain for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
We are subject to stringent and changing obligations related to data privacy and information security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations; reputational hard; and other adverse business impacts.*
We maintain and process, and our third-party vendors, collaborators, contractors and consultants maintain and process on our behalf, a large quantity of sensitive information, including confidential business, personal and patient health information in connection with our preclinical studies, clinical trials and our employees, and are subject to data privacy and information security laws and regulations that apply to the collection, transmission, storage and use of personal information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information. We are also subject to internal and external privacy and security policies, contracts and other obligations that apply to our processing of sensitive information or processing of sensitive information on our behalf. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards that may legally or contractually apply to us. Failure, or perceived failure, by us or our third-party vendors, collaborators, contractors and consultants to comply with any of these laws, regulations or other obligations could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.
In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws, to which we are or may become subject. Each of these laws is subject to varying interpretations and the legislative landscape is constantly evolving. In particular, regulations promulgated pursuant to HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), establish privacy and security standards that limit the use and disclosure of certain individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. Further, if we fail to comply or perceived to have not fully complied with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face significant administrative, civil and criminal penalties. The HHS has the discretion to impose penalties without attempting to first resolve violations. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.
Data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect. For example, in June 2018 the State of California enacted the California Consumer Privacy Act of 2018 (CCPA), which went into effect on January 1, 2020 and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, and allow consumers to opt out of certain data sharing with third parties. The CCPA also provides for civil penalties for violations (up to $7,500 per violation), as well as a private right of action for certain data breaches that is expected to increase data breach litigation. Moreover, although the CCPA includes limited exceptions from its prescriptions, including exceptions for personal health information collected by covered entities or business associates subject to HIPAA, among others, the CCPA may regulate or impact our processing of personal information depending on the context. It remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. Additionally, a new ballot initiative, the California Privacy Rights Act or, the CPRA, passed in November 2020 in California. The CPRA imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, and opt outs for certain uses of sensitive data. It creates a new California data protection agency to enforce the law, and require certain businesses with higher risk privacy and security practices to submit annual audits to the agency on a regular basis. The CPRA may result in broader increased regulatory scrutiny of California for businesses’ privacy and security practices, and could lead to a further rise in data protection litigation. The majority of CPRA provisions go into effect in January 2023, and may require additional compliance investment and potential business process changes in the meantime.
Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S. Indeed, other states have enacted or proposed data privacy laws, which could require us to expend significant resources or change our business practices in an effort to comply, increase our potential liability or otherwise adversely affect our business. For example, Virginia recently passed its Consumer Data Protection Act and Colorado recently passed the Colorado Privacy Act, both of which differ from the CPRA and will go into effect on January 1, 2023 and July 1, 2023, respectively. Additionally, Massachusetts and Nevada have adopted laws requiring the implementation of certain security measures to protect personal information, and all 50 states and the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam have adopted breach notification laws. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our customers and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy, security and data use issues in the U.S. continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to products and services could intensify.
In addition, in May 2018, the General Data Protection Regulation (GDPR), took effect in the European Economic Area (EEA). The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of European persons, replacing data protection laws issued by each European Union (EU) member state based on the Directive 95/46/EC (Directive). Unlike the Directive, which needed to be transposed at a national level, the GDPR text is directly applicable in each EU member state, resulting in a more uniform application of data privacy laws across the EU. Among other things, the GDPR sets out extensive compliance requirements, including providing detailed disclosures about how personal data is collected and processed, demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; granting new rights for data subjects in regard to their personal data, as well as enhancing pre-existing rights (e.g., data subject access requests); introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; imposing limitations on retention of personal data; maintaining a record of data processing; complying with the principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit; and expanding the definition of personal data to include coded data and requiring changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators.
In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. Notably, these requirements will regulate the transfer of personal data from our clinical trial sites located in the EEA to jurisdictions outside of the EEA. One of the primary safeguards enabling U.S. companies to import personal information from Europe had been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, in July 2020, the Court of Justice of the EU, or the CJEU, invalidated the EU-U.S. Privacy shield. While the CJEU upheld the adequacy of the Standard Contractual Clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. Additionally, the European Commission issued new SCCs in June 2021 that repeal and replace the previous SCCs adopted under the Data Protection Directive. If we elect to rely on the new SCCs, we may be required to expend significant resources to update our contractual arrangements and to comply with such obligations. If we are unable to implement a valid compliance mechanism for cross-border personal information transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal information from Europe, which could limit our ability to conduct clinical trial activities in Europe. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.
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
It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices and our efforts to comply with the evolving data protection rules may be unsuccessful. In addition to the possibility of fines, lawsuits, regulatory investigations, public censure, other claims and penalties, and significant costs for remediation and damage to our reputation, we could be materially and adversely affected if legislation or regulations are expanded to require changes in our data processing practices and policies or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively impact our business. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we or our third-party vendors, collaborators, contractors and consultants fail to comply with any such laws or regulations, we may face regulatory investigations, private litigation, significant fines and penalties, reputational damage or be required to change our business practices, all of which could adversely affect our business, financial condition and results of operations. Any inability to adequately address data privacy or information security-related concerns, even if unfounded, or to comply with applicable laws, regulations, standards and other obligations relating to data privacy and information security, could result in additional cost and liability to us, harm our reputation and brand, damage our relationships with customers, interrupt or stop our clinical trials, or otherwise have a material and adverse impact on our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.
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
We may not be able to protect our intellectual property rights throughout the world.*
Although we own or have acquired or in-licensed issued patents and have pending patent applications in the United States and certain other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our technology in all countries outside the United States or from selling or importing products made using our technology in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we or our licensors have patent protection but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our or our licensors patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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

Risks Related to Our Reliance on Third Parties
We rely on third parties, including independent clinical investigators and CROs, to conduct certain aspects of our preclinical studies and ongoing and planned clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.*
We have relied upon and plan to rely in the future upon third parties, including independent clinical investigators and third-party CROs, to conduct certain aspects of our preclinical studies and ongoing and planned clinical trials and to monitor and manage data for our ongoing preclinical and planned clinical programs. Pursuant to the Gilead Asset Purchase Agreement, Gilead is responsible for certain ongoing clinical trials of ENTO.
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
We will rely on third parties to manufacture our clinical product supplies, and we may rely on third parties to produce and process our product candidates, if approved.*
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely for the foreseeable future, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that we may commercialize. In this regard, while we have purchased initial inventory of active pharmaceutical ingredients (APIs) and product candidates for ENTO and LANRA from Gilead under the Gilead Asset Purchase Agreement, we will need to obtain further supplies of APIs and clinical drug supply for ENTO, KB-0742 and LANRA, from third-party manufacturers. We do not currently have arrangements in place for redundant supply for APIs or our clinical product candidates. In addition, in the third quarter of 2020 we completed the transfer of the SYK technology we acquired from Gilead in July 2020, but we have not yet transferred the manufacturing technology for ENTO or LANRA to a third-party manufacturer. We will need to arrange for the manufacture of these product candidates for use in clinical trials.
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
We have grown rapidly and will need to continue to grow the size of our organization and expand our capabilities, and we may experience difficulties in managing this growth.*
As of September 30, 2021, we had 95 full-time employees. As of January 1, 2019, we had nine full-time employees and since then, we have expanded our executive and leadership team with the additions of our Chief Medical Officer and Executive Vice President, Clinical Development, our Chief Scientific Officer, our Chief Operating Officer and General Counsel, our Chief Financial Officer, our Senior Vice President, Pharmaceutical Development and Manufacturing and our Senior Vice President, Corporate Communications and Investor Relations. We expect to experience continued growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, research science, clinical operations, manufacturing, regulatory affairs, and, if any of our product candidates receives marketing approval, sales, marketing and distribution. In addition, we are building a self-sufficient accounting and finance group within our company, and have relied and continue to rely on a third-party accounting consulting firm to augment our internal accounting and finance function. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel.

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
Further, we currently rely, and for the foreseeable future will continue to rely, in substantial part on certain third-party contract organizations, advisors and consultants to provide certain services, including assuming substantial responsibilities for the conduct of our ongoing and planned clinical trials and the manufacture of our current or future product candidates. We cannot be certain that the services of such third-party contract organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by our vendors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of any of our product candidates or otherwise advance our business. We cannot assure you that we will be able to properly manage our existing vendors or consultants or find other competent outside vendors and consultants on economically reasonable terms, or at all.
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
If our information technology systems or data is or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, interruptions to our operations such as our clinical trials, claims that we breached our data protection obligations, harm to our reputation, and a loss of customers or sales.*
We rely on information technology systems that we or our third-party vendors operate to process, transmit and store electronic information in our day-to-day operations. In addition, the affects of the COVID-19 pandemic have intensified our dependence on information technology systems as many of our critical business activities are currently being conducted remotely and our increased reliance on personnel working from home could increase our cybersecurity risk. In connection with our discovery and development efforts, we may collect and use a variety of personal data, such as name, mailing address, email addresses, phone number and clinical trial information. While we have not, to our knowledge, experienced any significant system failure, accident, vulnerability, or security breach to date, a successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations.

Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel misconduct or error (such as theft or misuse), sophisticated nation-state and nation-state-supported actors now engage in attacks. We may be subject to a variety of evolving threats, including but not limited to social engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), ransomware attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, flood, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Moreover, the prevalent use of mobile devices to access confidential information increases the risk of security breaches. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure, or perceived failure, to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the GDPR) and may cause a material adverse impact to our reputation, affect our ability to conduct our ongoing and planned clinical trials and potentially disrupt our business. In addition, failure to maintain effective internal accounting controls related to security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and subject us to regulatory scrutiny.
In addition, the information technology systems of various third parties on which we rely, including our CROs and other contractors, vendors, consultants and legal and accounting firms, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. Certain of our vendors have previously experienced specific instances of cyber events, including email compromise and wire fraud targeting payments to be made by us. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, significant regulatory penalties, and such an event could disrupt our operations, damage our reputation, and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our reputation and delay clinical development of our product candidates.

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
Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (Tax Act), as modified by the Coronavirus Aid, Relief and Economic Security Act (CARES Act), federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. As a result of our private placements and other transactions that have occurred over the past three years, including our IPO, which we completed in October 2020, we may have experienced, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent issuances of our common stock or other shifts in our stock ownership. We anticipate incurring significant additional net losses for the foreseeable future, and our ability to utilize net operating loss carryforwards associated with any such losses to offset future taxable income may be limited to the extent we incur future ownership changes. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023. As a result, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could adversely affect our future cash flows.
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
Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and investments. As of September 30, 2021, we have not used any of the net proceeds from our IPO.
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

KRONOS BIO, INC.

Date:	November 9, 2021	By:	/s/ Norbert Bischofberger
Norbert Bischofberger, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2021	By:	/s/ Yasir Al-Wakeel
Yasir Al-Wakeel, BM BCh
Chief Financial Officer and Head of Corporate Development
(Principal Financial and Accounting Officer)