Form 10-K
period 2021-12-31
Kronos Bio, Inc.
filed 2022-02-24
CIK 1741830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer	☒	Smaller reporting company	☐
Non-accelerated filer	☐	Accelerated filer	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.3 billion based on the closing price of the registrant’s common stock on June 30, 2021 of $23.95 per share, as reported by The Nasdaq Global Select Market.
As of February 18, 2022, the registrant had 56,601,965 shares of common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (SEC) subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant's 2022 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than May 2, 2022.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this report, including statements regarding our strategy, future financial condition, future operations, research and development, planned clinical trials and preclinical studies, expected progress and milestones related to our clinical and preclinical programs, the timing and likelihood of regulatory filings and approvals for our product candidates, our ability to commercialize our product candidates, the potential benefits of collaborations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology.
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
•We have incurred significant net losses since inception and we expect to incur significant losses over the next several years and may not be able to achieve or sustain revenues or profitability in the future.
•We will need substantial additional funding. If we are unable to raise capital when needed, we may be compelled to delay, reduce, or eliminate our product development programs or commercialization efforts.
•We have a limited operating history and face significant challenges and will incur substantial expenses as we build our capabilities.
•Our discovery and development activities are primarily focused on novel cancer therapeutics for patients with genetically-defined cancers and it is difficult to predict the time and cost of developing our product candidates and obtaining regulatory approval.
•We have encountered and may continue to encounter delays and difficulties initiating clinical trial sites and enrolling patients in our clinical trials, and, as a result, our clinical development activities could be delayed or otherwise adversely affected.
•Our approach to the discovery and development of product candidates is unproven, and we may not be successful in our efforts to use and further develop our product engine to expand our pipeline of product candidates with commercial value.
•We plan to attempt to secure approval for entospletinib and possibly other of our product candidates from the U.S. Food and Drug Administration (FDA) or comparable regulatory authorities through the use of accelerated approval pathways, which is uncertain.
•The COVID-19 pandemic could continue to adversely impact our business, including our ongoing and planned clinical trials.
•If the market opportunities for our product candidates are smaller than we estimate or if any regulatory approval that we obtain is based on a narrower definition of the patient population, it will adversely affect our revenue potential and ability to achieve profitability.
•Our success depends in part on our ability to protect our intellectual property and our proprietary products and technologies and obtain, maintain and enforce our intellectual property, as well as our ability to operate without infringing the patents and other proprietary rights of third parties.
•We rely, and expect to rely in the future, on third parties, including independent clinical investigators, developers of companion diagnostics, and contract research organizations to conduct certain aspects of our preclinical studies and ongoing and planned clinical trials. We also rely, and expect to rely in the future, on contract manufacturing organizations for the manufacture of our product candidates for preclinical and clinical testing, as well as manufacture of any products that we may commercialize.
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

PART I.
ITEM 1. BUSINESS
Overview
We are an integrated discovery through late-stage clinical development biopharmaceutical company, with a focus on developing therapeutics that target the dysregulated transcription that causes cancer and other serious diseases. We have two investigational compounds in clinical trials, including one in a pivotal Phase 3 trial, and a third compound that we anticipate will enter the clinic in the first quarter of 2022. Our product engine, which includes our proprietary small molecule microarray screening platform, provides us with the capability to map and target transcription regulatory networks (TRNs) in a differentiated manner to enable discovery of novel compounds and improve our translational capabilities.
Our lead product candidate, entospletinib, is an orally administered, selective spleen tyrosine kinase (SYK) inhibitor that has been previously tested in more than 1,300 people, including more than 200 patients with acute myeloid leukemia (AML). Based on clinical results in a biomarker-defined subset of patients and following discussions as part of an End-of-Phase 2 meeting with the FDA, we have initiated our randomized, double-blinded, placebo-controlled registrational Phase 3 clinical trial of entospletinib in combination with intensive chemotherapy in approximately 180 patients with newly diagnosed NPM1-mutated AML. We are also developing lanraplenib, our next-generation orally-administered SYK inhibitor, and plan to initiate a Phase 1b/2 clinical trial in the first quarter of 2022. This clinical trial will evaluate lanraplenib in combination with gilteritinib in patients with relapsed or refractory FLT3-mutated AML. In addition, we are developing KB-0742, our internally discovered, oral cyclin dependent kinase 9 (CDK9) inhibitor, for the treatment of MYC-amplified and other transcriptionally addicted solid tumors. The first patient in our Phase 1/2 clinical trial was dosed in February 2021, and we reported initial data in the fourth quarter of 2021.
In our research efforts, we are leveraging our product engine to drive multiple oncology discovery programs targeting dysregulated transcription factors and their associated TRNs. Some of the most powerful oncogenes in all of human cancer encode transcription factors: proteins that bind to specific DNA sequences on the genome and control how sets of genes are turned on and off. Transcription factors historically have been difficult to target in drug development because they are typically intrinsically disordered, adopting a functional structure only when assembled with a complex of cofactors in the nucleus on the genome. Transcription factors with aberrant expression or activity result in dysregulated TRNs, which are frequently responsible for reprogramming healthy cells into cancerous tumor cells. Therapeutically modulating dysregulated transcription factors requires a sophisticated and holistic approach due to their complexity and their regulation of complex TRNs in a context-dependent manner. Based on this work, in November 2021, we announced the advancement of two programs, one focused on the MYC TRN and one focused on the androgen receptor (AR) TRN.
We take a systems biology approach to unlocking therapeutic mechanisms within dysregulated TRNs using our differentiated product engine. Our product engine includes three interconnected components, each of which is informed by our translational expertise, and which we believe enables efficient discovery and development of new product candidates:
•Map TRNs – Leverage our computational biology expertise, engineered cell systems and high throughput transcriptomic profiling to map the structure of TRNs defined by specific dysregulated transcription factors and identify the gene expression signature of selective TRN modulation that can be carried forward into discovery and clinical translation.
•Define Dependencies – Apply causal and mechanistic insights to analyze TRNs and to identify critical nodes that may represent tractable targets for drug discovery. We do this by identifying which genetic sequences transcription factors bind to, which proteins they interact with, and which genes they regulate in specific cellular contexts.
•Identify Modulators – Conduct high throughput screens using our proprietary small molecule microarray (SMM) screening platform against dysregulated transcription factors in tumor cell lysates to identify selective TRN modulators and determine mechanism of action. Such modulators are then further optimized to refine their pharmacological properties.

Entospletinib and Lanraplenib
Our lead product candidate, entospletinib, is a selective inhibitor of SYK, a critical node in a dysregulated TRN within AML defined by persistent high expression of the transcription factors HOXA9 and MEIS1 (HOX/MEIS). Through analysis of AML patient sample datasets compiled by various academic collaborator groups, we selected NPM1 mutation as a robust genomic biomarker of HOX/MEIS elevation in AML. NPM1 mutation is reported to be present in approximately one-third of adult AML patients. We believe that utilizing an NPM1 mutation test, both for patient selection and assessment of measurable residual disease (MRD) negative complete response (CR) as a registrational endpoint enables a highly efficient regulatory path for seeking potential accelerated approval. We held an End-of-Phase 2 meeting with the FDA to discuss our proposed design, endpoints and companion diagnostic strategy for our planned entospletinib registrational trial in patients with NPM1-mutated AML. Based upon the discussion and guidance from the meeting with FDA, we initiated our registrational Phase 3 AGILITY clinical trial of entospletinib using MRD-negative CR as the primary endpoint. We announced the dosing of the first patient in that study in December 2021. The trial is designed to evaluate entospletinib in combination with standard of care anthracycline and cytarabine (7+3) chemotherapy in patients newly diagnosed with NPM1-mutated AML who are fit for intensive induction.
We are also developing a next-generation SYK inhibitor, lanraplenib, and anticipate beginning a Phase 1b/2 trial in the first quarter of 2022. Lanraplenib has improved pharmacokinetic (PK) and pharmacologic properties compared with entospletinib. We believe that lanraplenib’s differentiated pharmacologic properties support its evaluation as a component of more extended combination dosing regimens with gilteritinib, which is dosed to progression. This lanraplenib clinical trial will include a dose-escalation and an expansion cohort study design. In this trial, the Phase 1b stage will evaluate initial safety, PK and anti-leukemic activity of escalating once-daily doses of lanraplenib in combination with the standard approved dose of gilteritinib in relapsed or refractory FLT3-mutated AML patients. Once a recommended dose is established and pending the data from the Phase 1 stage, we plan to initiate the Phase 2 stage of the trial, with an expansion cohort of approximately 30 patients to further evaluate the safety of lanraplenib and assess its anti-leukemic activity as measured by composite CR rate and duration of response. Based on the data from the first stage of the study, we anticipate deciding whether to proceed with the second stage by mid-2023. Assuming we are successful with the Phase 1b/2 program, we anticipate deciding whether to proceed to Phase 3 in mid-2024. We anticipate making public announcements related to both decisions.
KB-0742
KB-0742, generated from our product engine’s SMM platform is a highly selective, oral CDK9 inhibitor being developed to treat MYC-amplified solid tumors and other trascriptionally addicted tumors. The FDA cleared our IND submission of KB-0742 in December 2020. In February 2021, we initiated our Phase 1/2 clinical trial of KB-0742 to evaluate its safety, PK and PD. Following the dose escalation stage of the clinical trial, we plan to enroll the expansion cohorts at the recommended Phase 2 clinical trial dose and schedule in patients with MYC-amplified solid tumors and other transcriptionally addicted cancers. We reported initial data from the dose escalation stage of the clinical trial in the fourth quarter of 2021 and expect to report the recommended Phase 2 dose and data from the Phase 1 portion of this trial in the fourth quarter of 2022.

Our Team and History
We are led by an experienced executive leadership team with an established track record and decades of scientific and business experience. Collectively, our management team has a track record of obtaining regulatory approval and has successfully commercialized more than 25 therapeutic products across a broad range of disease areas, including but not limited to hematology, oncology, and virology. Norbert Bischofberger, Ph.D., our President and Chief Executive Officer, was previously Chief Scientific Officer and Executive Vice President of Research & Development at Gilead Sciences where he helped build the company over a 28-year tenure and was responsible for the regulatory approval of more than 20 products in therapeutic areas including infectious disease and oncology. Jorge DiMartino, M.D., Ph.D., our Chief Medical Officer and Executive Vice President, Clinical Development, was previously Vice President, Translational Development Oncology at Celgene Corporation, and Group Medical Director at Genentech, Inc. in the Oncology Exploratory Clinical Development group, where he led the early development to proof-of-concept of multiple agents that subsequently received FDA approval. Christopher Dinsmore, Ph.D., our Chief Scientific Officer, was previously an Entrepreneur-in-Residence at Third Rock Ventures, Vice President and Head of Chemistry at Forma Therapeutics, Inc., and a medicinal chemist at Merck & Co., Inc. for 19 years. Barbara Kosacz, J.D., our Chief Operating Officer and General Counsel, was previously head of the global life sciences practice at the international law firm Cooley LLP. She has more than 25 years of experience providing strategic and legal advice to life sciences companies and has structured and negotiated some of the most transformational life sciences transactions in the industry. Yasir Al-Wakeel, BM BCh, our Chief Financial and Head of Corporate Development was previously Chief Financial Officer at Neon Therapeutics, where he played a key role in public and private financings as well as its eventual sale to BioNTech, and at Merrimack Pharmaceuticals. Prior to his industry roles, he held senior roles in equity research at Credit Suisse after practicing medicine in the United Kingdom.
In addition to our management team, we have built a scientific team with deep expertise in transcriptional regulation, computational and chemical biology, drug discovery platform technologies, and computational and medicinal chemistry.
Our company was initially founded by Arie Belldegrun, M.D., FACS, Joshua Kazam, David Tanen and Christopher Wilfong from Two River, LLC (Two River), a life science investment firm that partners with founders to create, finance and operate development-stage biopharmaceutical companies. Two River previously founded Kite Pharma, acquired by Gilead in 2017, and Allogene Therapeutics, Inc. Dr. Belldegrun serves as founding Chair of our board of directors. Dr. Belldegrun is a clinician scientist and biotechnology entrepreneur who also founded Agensys Corporation, acquired by Astellas Pharma, Inc. in 2007, and Cougar Biotechnology, Inc., acquired by Johnson & Johnson in 2009.
Our Pipeline
We have developed a robust clinical pipeline through a combination of internal discovery efforts and focused asset acquisition. The following chart summarizes the current stages of our development programs, including our lead product candidate, entospletinib, as well as lanraplenib KB-0742, and our next anticipated milestones.

We also are executing on robust discovery programs across multiple TRNs, which focus on four cancer types where dysregulated transcription plays a central role: hematologic malignancies, prostate cancer, MYC-driven cancers, and small cell/neuroendocrine cancers. We anticipate submitting an IND for a drug candidate arising from one of these programs in 2023, although we may not be successful in identifying product candidates that can selectively modulate the specific oncogenic TRNs associated with these malignancies.
Entospletinib and Lanraplenib: our SYK Inhibitor Portfolio
Our lead product candidate, entospletinib, is a selective inhibitor targeting SYK, a critical node in a dysregulated TRN within AML defined by persistent high expression of the transcription factors HOX/MEIS. SYK is a non-receptor tyrosine kinase and is an important mediator of immunoreceptor signaling in hematopoietic cells with a clearly established role in both malignant and non-malignant hematologic disease.
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
Our expertise in TRN biology allowed us to recognize SYK as a critical node in the HOX/MEIS TRN, and in July 2020, we acquired a portfolio of selective, orally bioavailable small molecule SYK inhibitors from Gilead. The acquisition included two clinical-stage product candidates:
•Entospletinib – An orally administered SYK inhibitor with high selectivity, dosed twice-daily (BID). Entospletinib has been evaluated in multiple clinical trials in hematologic malignancies, including a three-arm Phase 1b/2 clinical trial in 148 AML patients, both as a monotherapy and in combination with standard of care. In one arm of this study, 53 newly diagnosed AML patients were treated with entospletinib combined with intensive chemotherapy. The trial endpoints of establishing a safe combination dose of entospletinib with intensive chemotherapy and of estimating the rate of CR to this combination were met for this study arm. In addition, a retrospective analysis revealed higher CR rates in subjects with MLL-r and NPM1 mutations than in subjects with neither mutation. Superior overall survival was also observed in patients with high HOX/MEIS mRNA expression as compared to patients with low expression. The results of this retrospective analysis are consistent with the preclinical hypothesis of SYK dependency in HOX/MEIS-driven AML. In the first quarter of 2021, we had an End-of-Phase 2 meeting with the FDA to discuss our proposed design, endpoints and companion diagnostic strategy for our planned entospletinib registrational trial in patients with NPM1 mutated AML. Based on the discussion and guidance from the meeting, in December 2021 we initiated our registrational Phase 3 AGILITY clinical trial of entospletinib using MRD-negative CR as the primary endpoint in support of potential accelerated approval. We expect to report MRD-negative CR data from this trial in the second half of 2023. In 2021, we initiated similar discussions regarding use of this surrogate primary endpoint with the European Medicines Agency, and received corresponding scientific advice. Based on the scientific advice, we are continuing to pursue this pathway to potential approval in the EU.
•Lanraplenib – A next generation SYK inhibitor with improved PK and pharmacologic properties compared with entospletinib, including once daily (QD) dosing, no food restrictions and compatibility with proton pump inhibitors. Lanraplenib was previously studied in clinical trials that included more than 250 healthy volunteers and patients with autoimmune diseases, establishing an acceptable safety profile. Our preclinical evaluation of lanraplenib has show equivalent anti-leukemic activity in head-to-head comparisons with entospletinib. In July 2021, the FDA cleared our IND submission to begin investigating lanraplenib as a treatment for leukemia. This trial will be the first to assess the compound in patients with cancer. The Phase 1b/2 trial will evaluate lanraplenib in combination with gilteritinib in patients with FLT-3 mutated AML. We expect to initiate the study in the first quarter of 2022.
KB-0742: our CDK9 Inhibitor
KB-0742 was generated from our product engine’s SMM screening platform. KB-0742 is an oral CDK9 inhibitor with a differentiated biochemical selectivity and clinical PK profile. CDK9 is a serine/threonine kinase that forms the catalytic core of the positive transcription elongation factor b (P-TEFb). CDK9 is a global regulator of transcription, and has been recognized as a high-value oncology drug target due to its essential role in maintaining high levels of transcription for oncogenes and short-lived anti-apoptotic proteins.
In February 2021, the first patient was dosed in the first stage of our Phase 1/2 clinical trial to evaluate KB-0742’s safety, PK and PD properties across multiple dose levels. In November 2021, we reported initial results from the first three dose levels of our ongoing dose escalation stage of our Phase 1/2 trial of KB-0742 in patients with solid tumors. The PK analysis showed oral bioavailability and dose-proportional exposure across the first three dose levels, with low to moderate variability between patients. Among the 12 patients treated in the trial, KB-0742 had a terminal half-life of 24 hours, with approximately 2 to 2.5-fold accumulation between Day 1 and Day 10. This long plasma half-life supports our efforts to define a therapeutic window for CDK9 inhibition. Proprietary target engagement assays developed and prospectively validated by us demonstrated dose-dependent reduction of phosphorylation of Ser2 on RNA Polymerase II (pSer2), a direct substrate target of CDK9, as well as reduced expression of CDK9-dependent genes in peripheral blood mononuclear cells from patients at each of the three dose levels. We believe that consistent with the results we observed in our preclinical modeling of KB-0742, further dose escalation is required to reach desired levels of CDK9 inhibition. The nature and severity of the adverse events observed is consistent with what is typically seen among heavily pretreated patients with advanced cancer in Phase 1 trials. We are continuing to enroll and dose escalate patients in this trial.
Our initial development focus for KB-0742 is for potential use in advanced solid tumors with MYC genomic copy number gain (amplification) transcriptionally addicted cancers. MYC is a well-characterized transcription factor and a long-recognized driver of cancer that is dysregulated in a significant proportion of malignancies, including lung, breast, ovarian, and various gastro-intestinal cancers, often as a result of genomic amplification. CDK9 is a critical node in the MYC TRN, acting both as an upstream driver of MYC expression and a downstream co-factor of MYC itself that is required to drive the MYC-dependent oncogenic gene expression program. Preclinical characterization of KB-0742 has demonstrated that MYC genomic amplification is associated with increased tumor sensitivity across multiple histologies, potentially enabling a tissue of origin-agnostic development strategy.
After identifying the recommended Phase 2 dose and dosing schedule, we intend to enroll expansion cohorts of patients with MYC-amplified solid tumors and other transcriptionally addicted tumor types. The subsequent development path to registration will be based on the frequency, magnitude and durability of responses observed in these expansion cohorts.
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
Our Strategy
Our goal is to become a leading biopharmaceutical company by discovering transformational small molecule modulators of historically challenging targets in cancer and other serious diseases, and then developing and ultimately commercializing those agents using a precision medicine approach for patient populations with high unmet medical need. We intend to do this by continuing to employ our proprietary product engine to discover and develop product candidates. The key elements of our strategy include:
•Rapidly advance our SYK program into and complete registrational clinical trials. We believe that the early clinical data generated in clinical trials of entospletinib, combined with the viability of NPM1 mutations as a genomic marker both for HOX/MEIS-high patient selection and measurement of MRD-negative CR as a primary endpoint, enables an expeditious path to potential accelerated regulatory approval in newly diagnosed AML patients with NPM1 mutations who are eligible for intensive chemotherapy. Based upon the discussion and guidance from our End-of-Phase 2 meeting with FDA, in December 2021 we initiated our registrational Phase 3 AGILITY clinical trial of entospletinib using MRD-negative CR as the primary endpoint. In 2021, we initiated similar discussions regarding use of this surrogate primary endpoint with the European Medicines Agency, and received corresponding scientific advice. Based on the scientific advice, we are continuing to pursue this pathway to potential approval in the EU.We expect to report MRD-negative CR data from our AGILITY trial in the second half of 2023.
•Establish clinical proof of concept for our CDK9 program. In February 2021, the first patient was dosed in the first stage of our Phase 1/2 clinical trial, designed to initially assess the safety, PK and PD profile of KB-0742 in patients with advanced solid tumors, and define an optimal dose and schedule for subsequent signal-seeking expansion cohorts in cancer patients with MYC-amplified solid tumors and other transcriptionally addicted cancers. We reported initial data from the dose escalation stage of the clinical trial in the fourth quarter of 2021, and expect to report the recommended Phase 2 dose and data from the Phase 1 portion of this trial in the fourth quarter of 2022.
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
SYK Inhibitor Product Candidates
Entospletinib and lanraplenib are selective inhibitors of SYK, an important mediator of immunoreceptor signaling in hematopoietic cells with a clearly established role in both malignant and non-malignant hematologic disease.
Entospletinib
Entospletinib has been investigated in multiple clinical trials in patients with hematologic malignancies and has shown encouraging activity in patients with AML who have high expression of HOX/MEIS. Multiple preclinical studies have established a clear dependency between SYK activity and the HOX/MEIS leukemogenic TRN.
We had an End-of-Phase 2 meeting with the FDA in early 2021 to discuss our proposed design, endpoints and companion diagnostic strategy for our entospletinib registrational trial in patients with NPM1 mutated AML. Based upon the discussion and guidance from the meeting with FDA, we initiated our registrational Phase 3 AGILITY clinical trial of entospletinib using measurable residual disease (MRD) negative complete response (CR) as the primary endpoint to support a potential accelerated approval. We initiated the study in December 2021. We expect to report MRD-negative CR data in the second half of 2023. In 2021, we initiated similar discussions regarding use of this surrogate primary endpoint with the European Medicines Agency, and received corresponding scientific advice. Based on the scientific advice, we are continuing to pursue this pathway to potential approval in the EU.
Prior Development of Entospletinib
Since it entered clinical testing in 2013, more than 1,300 people have received entospletinib, including healthy volunteers, patients with renal impairment and inflammatory conditions, and more than 700 patients with hematologic malignancies.
The first clinical trial in healthy volunteers and patients with rheumatoid arthritis (RA) revealed PK consistent with BID dosing and dose dependent SYK inhibition at doses up to 600 mg. Entospletinib was generally well tolerated in healthy volunteers with the most frequently reported adverse events (AEs) being headache, nausea and constipation without any clear relationship to dose level. Mildly increased liver enzymes were observed in some healthy subjects and patients with RA.

The largest group of patients in which entospletinib has been tested have been patients with hematologic malignancies. More than 700 patients, predominantly with B cell malignancies, such as chronic lymphocytic leukemia (CLL), have been treated with entospletinib. Results in CLL were encouraging and consistent with response rates seen for other small molecule inhibitors of B cell receptor signaling such as PI3K delta or Bruton’s Tyrosine Kinase (BTK) inhibitors. An overall response rate (ORR) of 61% and median Progression Free Survival (mPFS) of 13.8 months was observed in 41 patients with relapsed or refractory CLL previously treated with anti-CD20 antibody and alkylating agents. Among 49 patients with CLL that had progressed after treatment with PI3K delta or BTK inhibitors, the ORR was 33% with a mPFS of 5.6 months. The most frequently reported treatment-related AEs, with an incidence greater than 10% in CLL patients, were fatigue, nausea, diarrhea, headache, decreased appetite and fever. AEs attributed to entospletinib of Grade 3 (severe or medically significant but not life-threatening) or greater in at least 5% of patients included neutropenia (four subjects), elevated liver enzymes, hyperbilirubinemia, anemia and hypophosphatemia (two subjects each). Fourteen subjects reported serious AEs, including pneumonia (three subjects), angina pectoris, febrile neutropenia, hypokalemia and sepsis (two subjects each) and acute myocardial infarction, atrial fibrillation, cardiac congestive failure, cellulitis, chest pain, clavicle fracture, dehydration, dyspnea, encephalopathy, epiglottitis, fall, hepatic function abnormal, hepatotoxicity, hypocalcemia, hyponatremia, ischemic cardiomyopathy, leukocytosis, muscular weakness, musculoskeletal chest pain, non-cardiac chest pain, pericardial effusion, pericarditis, pyrexia and rotavirus infection (one subject each), all of which were listed in the applicable investigator brochure describing safety results, without mention of study drug relatedness. Five subjects reported serious AEs assessed by the investigator as related to entospletinib, which included: dyspnea, epiglottitis, febrile neutropenia, hepatic function abnormal, hepatotoxicity and pneumonia. Overall, entospletinib was well-tolerated by CLL patients in these clinical trials. We believe this observed anti-leukemic activity may warrant further investigation in CLL in combination with other agents.
Entospletinib has also been tested in a Phase 1b/2 clinical trial in 148 patients with AML. Early safety studies were conducted in relapsed patients as monotherapy and in combination with intensive chemotherapy and in newly diagnosed elderly patients in combination with HMAs such as azacytidine or decitabine. Aside from the AEs typical of the disease and intensive chemotherapy, such as cytopenias and fever, the main AEs attributable to entospletinib included diarrhea, nausea, and febrile neutropenia. These clinical trials revealed encouraging activity in a subset of patients with AML who have high HOX/MEIS expression, described in greater detail below.
Therapeutic Rationale and Clinical Data in HOX/MEIS-High AML
AML is one of the most common forms of acute leukemia in adults. Despite multiple recent drug approvals, the disease still bears a poor prognosis with less than 30% of patients surviving five years from diagnosis. Although the median age at diagnosis is 67, only younger, typically less than 65 years old, and fitter patients are eligible for intensive chemotherapy, involving seven days treatment with cytarabine and three days treatment with an anthracycline drug such as daunorubicin or idarubicin. Approximately 60% to 70% of these patients achieve CR, but most will experience disease relapse in less than 18 months. Among patients who achieve CR but remain positive for MRD, remissions are often particularly short-lived. For older and less fit patients, prognosis is even worse. Therapeutic options for these patients have historically been limited to palliative treatment with HMAs with CR rates of approximately 30% followed by relapse within a matter of months in a majority of responding patients. The recent approval of the BCL-2 inhibitor venetoclax in combination with HMAs has improved the response rates in older AML patients but relapse free survival remains unacceptably short. There is a clear need for additional therapies to drive improved outcomes in AML, especially agents that improve the MRD-negative CR rate and durability of response in a frontline setting.
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

SYK and HOX/MEIS Oncogenic Feedback Loop

Independent of these publications, the Beat AML program tested genomically characterized bone marrow specimens from 572 AML patients in vitro for sensitivity to 122 small molecule drugs or compounds including entospletinib. Our internal analysis of the raw data from this screening program is shown in the figure below, which plots the average difference in area under curve (AUC) drug response between mutant and wild-type on the x-axis and the false discovery rate (FDR) corrected Q value (determined using a two-sided Student’s t-test from a linear model fit) on the y-axis. Sensitivity to entospletinib correlated, with high statistical significance, with the presence of NPM1 mutations alone (FDR < 0.001) or in combination with FLT3 (FDR < 0.0001) or DNMT3A mutations (FDR < 0.01). We believe these multiple oncogenic functions make SYK a compelling therapeutic target and a critical node in the HOX/MEIS TRN.
From July 2015 to February 2019, Gilead investigated the use of entospletinib in a Phase 1b/2 clinical trial enrolling 148 AML patients in the United States, Canada and Germany. Patients were enrolled into one of three arms:
•Arm A: previously untreated, fit AML patients treated with entospletinib monotherapy followed by combination with intensive chemotherapy;
•Arm B: previously untreated elderly or unfit patients treated with entospletinib monotherapy followed by combination therapy with entospletinib and HMA; and
•Arm C: relapsed or refractory AML patients or patients with MLL-r treated with entospletinib monotherapy only.
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

A total of 53 patients were enrolled in Arm A. Of 10 MLL-r patients enrolled, one achieved a CR during the 14-day entospletinib monotherapy window and nine were in CR at the end of combination induction. Across all 53 patients, the CR rate at the end of combination entospletinib and intensive chemotherapy induction was 70%, which is in line with historical CR rates for intensive chemotherapy. A retrospective biomarker analysis of Arm A explored the hypothesis that patients with high HOX/MEIS mRNA are more likely to benefit from the addition of entospletinib to intensive chemotherapy. This retrospective analysis revealed that CR rates in the genetic subsets associated with high HOX/MEIS expression, NPM1 mutations and MLL-r, were 87% (13 out of 15) and 90% (9 out of 10) respectively, compared to 54% (15 out of 28) in patients with neither mutation. Historical CR rates of 56% to 68% with intensive chemotherapy alone have been reported for MLL-r patients. For patients with NPM1 mutations, historical CR rates with intensive chemotherapy alone have ranged from 66% to 87% depending on age and cytogenetics. Age greater than 60 and adverse cytogenetics are associated with the lower end of this range. The subjects enrolled in this study had a median age of 60, and six of the 15 NPM1 mutated patients had secondary AML associated with adverse cytogenetics. The difference between the combined CR rates for the NPM1 and MLL-r groups and the NPM1/MLL wild type groups is statistically significant with a p value of 0.004 (Z-test). HOX/MEIS gene expression was evaluated for 34 patients in whom baseline samples were available for analysis. This analysis revealed that entospletinib-treated patients with high HOX/MEIS mRNA levels (determined as those above the median level of expression) experienced superior overall survival (OS) with a hazard ratio of 0.32 (95% confidence interval 0.1 – 0.997, P = 0.038, log rank test) when compared to those with low HOX/MEIS mRNA levels (determined as those below the median level of expression).
Entospletinib Phase 2 Clinical Trial Data Showed Activity in Defined AML Subsets
The 51 patients enrolled in Arm B had an overall CR rate of 26% with the combination of entospletinib and HMA, which is in line with the historical CR rate for HMA alone. Only two subjects with MLL-r were enrolled in this Arm and exploratory biomarker analyses were not conducted.
Arm C examined entospletinib monotherapy in 13 subjects with relapsed or refractory (R/R) AML with MLL-r, six subjects with R/R AML with wild type MLL and nine newly diagnosed subjects with AML who refused intensive chemotherapy or HMA. Two out of 13 R/R MLL-r subjects in Arm C achieved CRs with entospletinib monotherapy, consistent with the biological hypothesis.
We believe that the retrospective analyses of these clinical data from subjects in the genetic subsets associated with high HOX/MEIS expression, along with the demonstrated biological rationale and our analysis of the Beat AML entospletinib sensitivity data, strongly support the dependency between SYK and HOX/MEIS and provide encouraging evidence of the potential for SYK inhibition to significantly improve upon standard of care for AML patients with elevated HOX/MEIS.

Entospletinib for Patients with AML with NPM1 Mutations
We are developing our lead SYK inhibitor, entospletinib, in combination with intensive chemotherapy in newly diagnosed patients with AML who have NPM1 mutations. While we do not have randomized data showing that the CR rates for newly-diagnosed AML patients with NPM1 mutations treated with entospletinib and intensive chemotherapy are superior to those that would be seen if treating this population with intensive chemotherapy alone, the results from the Gilead-sponsored Phase 1b/2 study suggest that patients with high HOX/MEIS expression respond better to the combination of entospletinib and chemotherapy than patients without this feature. NPM1 mutation is an attractive biomarker for patient selection due to its predictive value of high HOX/MEIS, utility in patient screening and suitability for assessment of MRD.
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
MRD Assessment. Because NPM1 mutation is a genomic marker that can be detected with very high sensitivity using digital Polymerase Chain Reaction or next generation sequencing approaches, we believe NPM1 mutation is an ideal biomarker for MRD assessment. Regulatory approvals on the basis of MRD status have been granted in acute lymphocytic leukemia and CLL, and a growing body of evidence has demonstrated that MRD status post-treatment is a strong predictor of overall survival in AML. We believe that the early clinical data generated by entospletinib, combined with the viability of NPM1 mutation as a genomic marker both for HOX/MEIS-high patient selection and measurement of MRD-negative CR as a surrogate primary endpoint, may enable accelerated regulatory approval of entospletinib in newly diagnosed AML patients with NPM1 mutations.
We had an End-of-Phase 2 meeting with the FDA in early 2021, and we are engaging in similar discussions with European regulatory authorities, to discuss our proposed design, endpoints and companion diagnostic strategy for our planned entospletinib registrational trial in patients with NPM1 mutated AML. Based on discussions with FDA, we initiated our randomized, double-blinded, placebo-controlled registrational Phase 3 clinical trial of entospletinib in combination with intensive chemotherapy in approximately 180 newly diagnosed NPM1-mutated AML patients in December 2021. NPM1 mutation status for enrollment in the trial will be assessed at a central laboratory using a PCR-based assay. We are working with our third-party diagnostic partner to complete the validation of the assay necessary to meet regulatory requirements for a companion diagnostic in parallel with the conduct of the clinical trial. Patients are randomized to receive standard of care intensive chemotherapy in combination with twice-daily entospletinib or a placebo. MRD is assessed in patients who achieve a CR after two cycles of chemotherapy. These patients then go on to receive consolidation therapy with cytarabine and entospletinib or placebo as per their randomization assignment. MRD-negative CR in the intent-to-treat population is the proposed primary endpoint for accelerated approval. Patients will remain in the clinical trial in order to capture event-free and overall survival clinical data.
Our Next Generation SYK Inhibitor Product Candidate: Lanraplenib
Lanraplenib is a SYK inhibitor previously developed by Gilead for autoimmune indications, and has been evaluated in multiple Phase 2 clinical trials in more than 250 patients including health volunteers and patients with autoimmune disease. Lanraplenib has exhibited improved PK properties compared with entospletinib, including an improved half-life, which is compatible with QD dosing among other benefits.
Preclinical modeling suggests that dose levels selected for Phase 2 clinical trials of lanraplenib in autoimmune disease resulted in lower SYK target engagement compared to the dose of entospletinib used in hematologic malignancies. We believe that a higher dose of lanraplenib resulting in equivalent SYK target engagement achieved with entospletinib may create an opportunity to develop lanraplenib in oncology and other indications. Based on our detailed preclinical evaluation of lanraplenib, which showed equivalent anti-leukemic activity in head-to-head comparisons with entospletinib in various AML models, we are moving forward with a Phase 1b/2 trial, which we anticipate will begin in the first quarter of 2022. and which will evaluate lanraplenib in combination with gilteritinib in patients with relapsed or refractory FLT3-mutated AML.
KB-0742: Our Investigational CDK9 Inhibitor
KB-0742 is an oral CDK9 inhibitor with a differentiated selectivity profile. CDK9 is a global regulator of transcription and a critical node in the oncogenic TRN resulting from MYC overexpression. While CDK9 is a required component of transcriptional machinery for many genes across the genome, certain tumors are “transcriptionally addicted,” meaning that they require a higher level of transcription than normal cells in order to survive.
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
The FDA cleared our IND submission of KB-0742 in December 2020. In February 2021, we initiated our Phase 1/2 clinical trial of KB-0742 to evaluate its safety, PK and PD. Following the dose escalation stage of the clinical trial, we plan to enroll the expansion cohorts at the recommended Phase 2 clinical trial dose and schedule in patients with MYC-amplified solid tumors and pother transcriptionally addicted cancers. We reported initial data from the dose escalation stage of the clinical trial in the fourth quarter of 2021 and expect to report the recommended Phase 2 dose and data from the Phase 1 portion of this trial in the fourth quarter of 2022.
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
Development Strategy
The FDA cleared our IND for KB-0742 in December 2020. In February 2021, we initiated our Phase 1/2 clinical trial of KB-0742 in cancer patients to evaluate its safety, PK and PD across multiple dose levels to identify a recommended dose and schedule. After identifying the recommended dose level and dosing schedule, we intend to enroll expansion cohorts of patients with MYC-amplified solid tumors and other transcriptionally addicted tumor types, with the goal of assessing safety and PD response in these patient populations.

Two-Stage Phase 1/2 Dose Escalation Clinical Trial
We are enrolling the initial dose escalation cohorts on a three-days on/four-days off intermittent dosing schedule. We believe that this schedule flexibility, enabled by an oral dosing formulation, is critical for identifying an optimal dosing strategy that balances target coverage and anti-tumor activity with safety and tolerability.
Following identification of a recommended Phase 2 clinical trial dose and schedule, we intend to enroll expansion cohorts in one or more biomarker-defined patient populations with transcriptionally addicted cancers, beginning with MYC-amplified solid tumors regardless of tissue of origin. We may enroll an additional cohort of soft tissue sarcoma patients with transcription factor fusions and patients with chordoma, an incurable solid tumor addicted to the brachyury transcription factor. Although patients with these tumor types are relatively rare, we believe it is feasible to enroll such patients at major academic centers, which may provide a unique opportunity to demonstrate proof of concept for KB-0742. Clinical results from these expansion cohorts will inform the future development and registration strategy for KB-0742.
Background on our Research and Development Strategy: Targeting the Activity of Oncogenic Transcription Factors through their Transcription Regulatory Networks (TRNs)
Transcription factors are proteins that bind to specific DNA sequences on the genome and control how sets of genes are turned on and off. This ability to exert systematic control on gene expression underlies the functional importance of transcription factors and consequently, transcription factor activity is recurrently deregulated in many human cancers. This is exemplified by two transcription factors: MYC, the most commonly amplified oncogene, and p53, the most commonly inactivated tumor suppressor gene. Together, these two genes account for two thirds of all human cancers. The human genome encodes more than 500 transcription factors, of which more than 30% have been functionally implicated in cancer, including in recent pan-cancer genetic screens that identify highly selective tumor dependencies.
While there are examples of approved therapies that directly target transcription factor activity (such as those targeting the nuclear hormone family of transcription factors which contain ligand binding domains, or those which act as molecular glues that degrade zinc finger transcription factors), transcription factors as a class remain challenging drug targets. Traditional drug discovery approaches have struggled to target transcription factors for two main reasons. First, most are considered intrinsically disordered proteins, which means that when recombinantly purified they fail to adopt a defined structure, rendering most biochemical and biophysical drug screening approaches unusable. Second, most transcription factors lack active sites or “ligandable” pockets within their protein structure that can be used to modulate their activity. The core biological activity of transcription factors is their ability to recruit cofactors and form large multi-subunit protein complexes on the genome; however, it is only in a cellular context that transcription factors bind to such cofactors and form a unique and defined protein structure. To overcome these two challenges, we believe transcription factors must be drugged in their appropriate physiological context.

Our approach to drug discovery addresses this by mapping and understanding transcription factor activity within the context of its TRN. Within a tumor, a dysregulated network of hundreds of regulatory proteins, including cell-signaling proteins, transcription factors, epigenetic regulators and core transcriptional machinery, coordinate to drive the oncogenic gene expression program. These interactions are dynamic, interdependent and frequently contain redundant pathways, compensatory mechanisms or feedback loops that may drive resistance to targeted therapies. Collectively these hundreds of interactions make up an oncogenic TRN.
By mapping a specific oncogenic TRN, we believe we are better able to understand the context of transcription factor dependency, which can inform both model selection at the discovery stage and patient biomarker strategy in the clinic. Additionally, TRN maps enumerate the specific inputs and outputs of gene expression, which can provide insights into how TRNs can be perturbed as well as direct readouts of TRN perturbation. Such direct readouts are crucial in enabling the development of assays to identify on-target TRN perturbation and to distinguish selective inhibition of transcription factor activity from less desirable global inhibition of transcription.
Understanding the structure of a TRN also helps inform our target selection. In an oncogenic TRN, many parallel signals and feedback loops converge to define and drive cancer. Dysregulated transcription factors are the proteins that directly control aberrant transcription of the genome and are critical nodes in oncogenic TRNs. These TRNs may also contain additional critical nodes of signaling or epigenetic regulation that play an essential role in perpetuating the oncogenic TRN. Our core hypothesis is that TRNs are most easily targeted by drugging their critical nodes. We believe these critical nodes present attractive therapeutic targets that expand the opportunity to target transcription factor activity in cancer. By potentially collapsing the oncogenic TRN, therapies directed to these targets hold the promise of limiting potential mechanisms for resistance.
The figure below illustrates an example TRN and shows how the structure of a TRN can be altered in a tumor specific context. In this diagram, nodes represent distinct proteins and edges represent functional, regulatory, or genetic interactions. Upregulation of oncogenic signaling can alter the activity of nodes and edges (shown in red) leading to oncogenic activation of gene expression at tumor specific loci across the genome. These subnetworks within the TRN are associated with tumor specific activity and are likely to contain critical nodes, proteins that play an outsized role in maintaining a tumor specific TRN and are relied upon for the survival of the tumor. Critical nodes may be points of convergence for multiple signaling pathways, components of positive feedback loops, or effector proteins that regulate many other processes. Since transcription factors themselves can regulate many hundreds or more genes, transcription factors are often critical nodes within TRNs.

Example Output of Mapping TRN in Oncogenic versus Normal Context
Our Product Engine
Our differentiated product comprises three interconnected components. First, we integrate diverse multiomic data from cancer model systems with clinical real-world evidence to map the TRN of interest. Next, we apply our expertise in systems biology and drug discovery to define the mechanistic basis of TRN tumor dependency. Third, we use this tumor dependency information to identify small molecule modulators in one of two ways: either through use of our proprietary SMM screening platform in an “unbiased” manner, or through a more “biased” approach where we direct our screening efforts against identified TRN critical nodes. These elements of our product engine are shown in the figure below.

Mapping TRNs by Integrating multiomic data and real-world evidence
TRN maps represent the summation of multiple regulatory layers (genetic, signaling, chromatin, epigenomic, protein-protein interaction) that converge in the nucleus to establish and maintain the cell’s gene expression program. In mapping TRNs, we address two major challenges that enable us to better generate actionable drug discovery insights that drive our drug discovery efforts.
First, we seek to identify TRN maps in the appropriate context that captures their tumor-specific deregulation. As an example, to map the MYC TRN, we analyze how MYC amplification rewires the tumor cell TRN to create positive feedback loops that stabilize and upregulate MYC activity in a manner not seen in normal cells. To ensure that the TRN maps faithfully recapitulate true patient tumor biology, we integrate pan-cancer multiomic data, which helps us understand a broader and more defined TRN map, with clinical real-world evidence drawn from thousands of cancer patients. This also lays the foundation for later patient selection and biomarker development.
Defining the mechanistic basis of TRN tumor dependencies
Our initial TRN maps, like many big-data networks, contain many thousands of nodes and edges and are too complex to be immediately actionable. To address this, we have developed computational biology capabilities that we deploy to identify direct transcription factor regulatory modules that we validate using high throughput functional perturbations. These modules allow us to transform our TRN maps from being associative and correlative to causal and predictive. This enables us to understand the consequences of perturbing individual nodes in the TRN, which in turn can drive assay development and the nomination of critical nodes in target selection.
We believe our approach to TRN mapping may reveal actionable critical nodes throughout the TRN, including lineage-defining transcription factors, epigenetic factors and non-redundant pathway or co-factor dependencies required to execute the oncogenic program. This is especially valuable when targeting dysregulated transcription factors that act in a highly context-dependent manner and are difficult to target using conventional methods.
Identify TRN modulators by using our SMM screening platform or by direct targeting of critical nodes
Our proprietary SMM screening platform addresses the historical challenges of context-dependent structures and complexes by allowing us to conduct a high throughput screen for protein complex binders directly in a tumor cell lysate.
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
Small Molecule Microarray Identifies Binders to TRN Constituents
Hits derived from an SMM screen have the potential to bind different members of the target protein complex and act through a variety of mechanisms. Our approach is to identify selective modulators of TRNs rather than modulators that globally alter transcription. We hypothesize that selective on-target TRN modulators should have a better therapeutic index in that they will selectively inhibit TRN-driven oncogenic gene expression programs while sparing normal transcription. Our ability to properly characterize the transcriptional selectivity of small molecule perturbations will be crucial in developing and optimizing TRN modulators and is akin to assessing the substrate selectivity and off targets of more traditional drugs like enzymatic inhibitors. In contrast to traditional drug discovery triages, which focus on identifying compounds with a particular activity or profile, SMM hit triage must account for multiple distinct hit profiles.
From our context dependent TRN maps, one way that we characterize SMM hits is by generating and experimentally validating signatures of gene expression response that can delineate various forms of TRN perturbation ranging from degradation of a key transcription factor to inhibition of cofactors in upstream signaling pathways. As shown in the figure below, we generate signatures of approximately 24-48 genes whose change in expression we know to be associated with known perturbations of the TRN, such as genetic knockdown of a key transcription factor or chemical inhibition of a cofactor. Signatures include TRN responsive genes as well as control genes, such as GAPDH, which we know to be invariant to TRN perturbation. We use NanoString gene expression to profile how SMM hits impact these TRN signatures in a high throughput manner. For each gene in a signature, NanoString generates a hybridization reporter with a unique fluorescent barcode, as seen on the left. These reporters enable a multiplexed readout of mRNA abundance of these signature genes which allow us to profile the gene expression changes caused by SMM hits. This robust transcriptomic profiling enables us to rapidly advance hits that selectively perturb the oncogenic TRN and exclude compounds with dominant off-target/off-pathway activity, as depicted in the figure below.

Hit Prioritization for On-target TRN Activity
The second way we characterize SMM hits is by investigating specific mechanisms of action that emerged as critical nodes from our TRN maps, including for example assaying SMM hits for their ability to disrupt a protein-protein interaction or their ability to inhibit a druggable cofactor. In any given SMM TRN screen we may have multiple of these critical node mechanisms that we can bias our hit triage towards. Having two methods of hit characterization allows us to characterize both hits that have on-target gene expression activity in an unbiased manner as well as to find hits that modulate predefined mechanisms of interest.
In addition to identifying functional binders using gene expression signatures, we mine our SMM hits for non-functional binders to known critical node proteins. Because they bind to the target protein while also being covalently attached to the array slide via a chemical linker, SMM hits are well positioned to be transformed into heterobifunctional molecules. The attachment site of this chemical linker is used as a starting point to rapidly functionalize these SMM hits, including converting these hits into heterobifunctional proteolysis targeting chimera (PROTAC) degraders, in order to achieve TRN modulatory activity.
Independent of our SMM screen, we have used other aspects of our product engine to identify critical nodes for which there are existing drugs or chemical matter. For example, we acquired the SYK inhibitor portfolio from Gilead because we perceived an opportunity to target a dysregulated AML TRN driven by high levels of the HOX/MEIS transcription factor family. From our mapping of this TRN, we identified mutations to NPM1 (NPM1c) as directly driving high HOX/MEIS levels and SYK as participating in a key positive feedback loop with HOX/MEIS. This provided a mechanistic basis for SYK dependency in the NPM1c mutant AML patient subset. We used detection of NPM1c mutations as a clinical biomarker for patient selection and from our HOX/MEIS TRN map we developed a more refined signature of on-target SYK inhibition and its downstream consequences for use in our pharmacodynamics measurements. Our product engine enables us to take different approaches to modulating TRNs and identify context-specific critical nodes that can be more easily acted upon either by traditional drug discovery approaches or through existing external programs.
Optimizing Lead TRN Modulator Molecules
Once we have identified a lead molecule, we investigate the connection between molecular characteristics and target engagement to refine or optimize the pharmacological properties of the molecule to match the desired clinical product profile. We employ our robust medicinal chemistry, computational chemistry and assay development capabilities to support such lead optimization.

We tailor our lead optimization strategy to the specific program that gave rise to the lead molecule. We design structure-activity relationship studies to guide optimization toward a specific transcriptional signature in relevant cancer cell lines. For hits with a known binding site and ordered structure, we also leverage computational modeling, structure-based drug design and a suite of biochemical or biophysical assays to rapidly advance lead optimization programs. For hits against historically challenging targets not amenable to biochemical or biophysical screening assays, we have the capability to advance chemistry programs using structure-blind medicinal chemistry approaches that are informed by transcriptional readouts in cell-based assays.
Our Approach to Clinical Trial Design
We leverage our extensive computational biology capabilities to identify predictive biomarkers for drug response and key pharmacodynamic markers of activity within the oncogenic TRN. We then seek to establish in preclinical models the required extent and duration of target coverage required to achieve clinical efficacy without eliciting undue toxicity in normal tissue. For example, while continuous dosing strategies may be appropriate for certain targets, such as SYK, intermittent dosing strategies may be essential for establishing a therapeutic index for other targets, such as CDK9.
We apply this understanding of predictive markers and the pharmacodynamic/efficacy relationship to design early clinical studies that can efficiently identify an optimal dose and dosing schedule for a given product candidate, and potentially achieve clinical proof of concept in a biomarker-defined patient population. This targeted approach may also enable a more efficient late-stage clinical development and registration strategy by focusing on the patients most likely to benefit from treatment and potentially to pursue more efficient regulatory approval pathways.
Discovery Programs
We continually invest in early discovery efforts utilizing our proprietary product engine, with the goal of expanding our pipeline of future product candidates. Our current efforts are focused on four cancer types where dysregulated transcriptional regulatory networks (TRNs) play a central role. We believe that we can develop a deep understanding of the underlying cancer dependency, engineer robust systems to characterize perturbation signatures, and identify multiple potential opportunities for therapeutic intervention through modulation of key TRN components. We select our discovery targets based on multiple scientific, translational and competitive considerations, prioritizing those where dependency has been demonstrated in a defined patient population with high unmet medical need, and where we believe we can design an efficient early clinical translation strategy based upon our understanding of the disease biology.
•HOX/MEIS, MYB, IRF4 and Hematologic Malignancies. Despite significant advances in medical management of patients with hematologic malignancies, the majority of patients eventually progress through standard of care therapy and long-term outcomes remain poor. There is a demonstrated need for novel and more durable treatments for hematologic malignancies, including AML and multiple myeloma. In addition to our clinical SYK inhibitor program in HOX/MEIS-high AML, we are actively conducting discovery efforts targeting MYB, a key lineage transcription factor in early hematopoiesis that is dysregulated in leukemia and interacts with many known leukemia driver genes. We are also actively conducting discovery efforts on IRF4, which is a major driver of multiple myeloma and which is downstream of the primary resistance pathway for thalidomide analogs.
•AR and Prostate Cancer. Dysregulation of the androgen receptor (AR) TRN is a primary driver of prostate cancer. Multiple approved products target the AR TRN by directly inhibiting AR, such as enzalutamide or apalutamide, or by inhibiting androgen biosynthesis, such as abiraterone acetate. Although androgen deprivation therapy is effective in controlling disease, a large number of patients ultimately develop therapy resistance and succumb to castration-resistant prostate cancers. Castration resistance is commonly induced by certain AR variants, such as ARv7, that lack the ligand binding domain and consequently are no longer considered conventionally druggable. Critically, these AR variant tumors still are driven by and depend on increased activity of the AR TRN. Our discovery efforts seek to identify novel modulators of AR TRN activity that are effective in tumor lines expressing AR variants.
•MYC and MYC-Driven Cancers. The MYC family of dysregulated transcription factors is among the small number of proto-oncogenes capable of driving tumor formation and growth in a wide variety of contexts. In normal cells, MYC acts at the nexus of multiple signaling pathways to coordinate gene expression programs associated with cell growth, metabolism and proliferation. In tumors, MYC dysregulation is defined by increased levels and activity of the full length MYC transcription factor. MYC is dysregulated in a significant proportion of malignancies and its dysregulation is associated with aggressive disease and poor clinical outcomes. As such, targeting MYC has long been considered one of the great challenges in developing cancer therapeutics. In many MYC dysregulated tumors, oncogenic driver events rewire the MYC TRN to introduce positive feedback loops that lead to runaway MYC activation. In addition to our CDK9 program, which focuses on the treatment of patients with MYC-amplified solid tumors, we are focusing discovery efforts to find additional modulators of the MYC TRN.
•ASCL1 and SCNC. Tumor cells can transition between cell states, or subtypes, in response to therapy as a means of acquiring resistance and becoming more aggressive. In particular, many solid tumors adapt to and eventually overcome standard of care therapy as a result of transitions into a SCNC subtype. SCNC state transitions are common in small cell lung cancer, and are also observed in neuroblastoma, prostate cancer, and pancreatic cancer, and patients with these cancers face a very poor prognosis. The transcription factor ASCL1 has emerged as a critical node in the SCNC TRN. It is both a biomarker of the SCNC subtype and a demonstrated dependency in these cancers. Our discovery efforts currently focus on identifying modulators of ASCL1 transcription factor activity within the SCNC TRN.
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
Strategic Agreements
Tempus R&D Services Agreement
In October 2021, we entered into an agreement for research and development services (Tempus Agreement) with Tempus Labs, Inc. (Tempus), pursuant to which Tempus agreed to provide us with research and development services for a period of three years. The three primary services are analytical services, data licensing, and organoid services. We intend to utilize the services contemplated under the Tempus Agreement to advance the development of KB-0742 and lanraplenib.
In consideration for the access to the services throughout the term of the Tempus Agreement, we have agreed to pay an annual minimum commitment of $1.5 million in year one, $2.0 million in year two, and $2.5 million in year three. Payments are made in quarterly installments. As of December 31, 2021, we have not made any payments under the Tempus Agreement.
In addition, we are required to make milestone payments upon successful achievement of certain regulatory milestones for KB-0742, lanraplenib, and other discovery pipeline compounds up to a combined maximum of $22.4 million. For each milestone payment that becomes due, we have the right to pay up to 50% of such milestone payment amount in shares of our common stock as long as certain regulatory requirements are met.

Gilead Asset Purchase Agreement
In July 2020, we entered into the Gilead Asset Purchase Agreement, pursuant to which we acquired certain assets from and assumed certain liabilities of Gilead related to entospletinib and lanraplenib, and patents and other intellectual property covering or related to the development, manufacture and commercialization of entospletinib and lanraplenib.
In consideration for such assets, on the date of the Gilead Asset Purchase Agreement, we made a $3.0 million upfront cash payment and issued a $3.0 million principal amount convertible promissory note to Gilead (Gilead Note), the material terms of which are summarized below. We also made a $0.7 million payment to reimburse Gilead for certain liabilities we assumed pursuant to the Gilead Asset Purchase Agreement. In addition, we are required to make milestone payments upon successful achievement of certain regulatory and sales milestones for entospletinib, lanraplenib and other SYK inhibitor compounds covered by the patent rights acquired pursuant to the Gilead Asset Purchase Agreement and developed by us as a back-up to entospletinib or lanraplenib (Other Compounds). Upon initiation of the our registrational Phase 3 clinical trial of entospletinib in combination with induction chemotherapy in acute myeloid leukemia patients with NPM1 mutations in December 2021, we paid a milestone to Gilead of $29.0 million. Upon successful completion of certain other regulatory milestones in the United States, European Union and United Kingdom for entospletinib, lanraplenib and any Other Compounds, across up to two distinct indications, we will be required to pay to Gilead an aggregate total of $51.3 million. Upon achieving certain thresholds for the aggregate annual net sales of entospletinib, lanraplenib and any Other Compounds combined, we would owe to Gilead potential milestone payments totaling $115.0 million.
Gilead is also eligible to receive (i) tiered marginal royalties ranging from the very low-teens to high-teens on annual worldwide net sales of entospletinib, (ii) tiered marginal royalties ranging from high-single digits to the mid-teens on annual worldwide net sales of lanraplenib and (iii) tiered marginal royalties ranging from the low single digits to mid-single digits on annual worldwide net sales of any Other Compounds. The royalties in the foregoing clauses are subject to reduction, on a country-by-country basis, for products not covered by certain claims within the assigned patents, for generic entry and, in the case of entospletinib and lanraplenib, for any royalties paid for future licenses of third party intellectual property required to develop or commercialize entospletinib or lanraplenib. Our royalty obligation with respect to a given product in a given country begins upon the first commercial sale of such product in such country and ends on the latest of (i) expiration of the last claim of a defined set of the assigned patent rights covering such product in such country, (ii) loss of exclusive data or marketing rights to such product in such country or (iii) 10 years from the first commercial sale of such product in such country.
Under the Gilead Asset Purchase Agreement, we are required to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize either entospletinib or lanraplenib.
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
Manufacturing
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely for the foreseeable future, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that we may commercialize. In this regard, while we have purchased initial inventory of active pharmaceutical ingredients (APIs) and clinical drug supply for entospletinib and lanraplenib from Gilead under the Gilead Asset Purchase Agreement, we will need to obtain further supplies of APIs and clinical drug supply for entospletinib, lanraplenib and KB-0742 from third-party manufacturers. We are initially obtaining our supplies from manufacturers on a purchase order basis without long-term supply arrangements in place. We do not currently have arrangements in place for redundant supply for APIs and drug product. For all of our product candidates, we intend to identify and qualify manufacturers to provide the APIs and drug product prior to submission of an NDA to the FDA or other marketing authorization applications to other regulatory authorities.
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

In the case of our lead product candidate, entospletinib, or lanraplenib, there are currently no approved products on the market that address the HOX/MEIS-high or NPM1 mutations subset of AML patients. However, there are product candidates that are currently in clinical development which, if approved, could compete or potentially be complementary with entosplentinib or lanraplenib including: (i) HMPL-523, a SYK inhibitor being developed by Hutchison Medipharma Ltd. that is in Phase 1 evaluation in hematologic malignancies; (ii) product candidates in early clinical development that target the interaction between MLL and MENIN in MLL-r and AML patients with NPM1 mutations, including (a) SNDX-5613, being developed by Syndax Pharmaceuticals, Inc. in a Phase 1 clinical trial as monotherapy in relapsed or refractory AML in patients with MLL-r/KMT2A gene rearrangement or NPM1 mutations; (b) KO-539, being developed by Kura Oncology, Inc. in a Phase 1 clinical trial as monotherapy in relapsed or refractory AML, (c) DS-1594, being developed by Daiichi Sankyo Company in a Phase 1 clinical trial with or without azacitidine/venetoclax in relapsed/refractory AML, and (d) JNJ-75276617, being developed by Janssen Research & Development, LLC in a Phase 1 clinical trial in acute leukemias; and (iii) product candidates that address the subset of AML patients with FLT3 mutations and are currently in development in combination with FLT3 inhibitors, including (a) venetoclax, a BCL-2 inhibitor being developed by Abbvie, and (b) CPX-351, a liposomal formulation of daunorubicin and cytarabine being developed by Jazz Pharmaceuticals.
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
Intellectual Property
Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our most advanced product candidates, entospletinib and lanraplenib, our development stage product, KB-0742, our future product candidates, as well as novel discoveries, product development technologies, and know-how. Our commercial success also depends in part on our ability to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to develop and maintain protection of our proprietary position and freedom to operate by, among other means, filing and prosecuting, or in-licensing or acquiring U.S. and foreign patents and patent applications covering those products, technologies, inventions, and improvements that are important to our business.
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
We are actively building our intellectual property portfolio around our product candidates and our discovery programs, based on our own intellectual property as well as licensed intellectual property. Following the execution of the Gilead Asset Purchase Agreement, we are the owners of multiple patents and patent applications in the United States and worldwide directed to the composition of matter and methods of use of entospletinib and lanraplenib and other related SYK inhibitor compounds.
Our patent portfolio in general includes patents and patent applications directed to our lead product candidate, entospletinib, as well as to lanraplenib, KB-0742 and our other research-stage candidates, all of which are solely owned by us.
As of February 1, 2022, our patent portfolio related to entospletinib included over 17 issued U.S. patents, 144 issued or granted foreign patents, and 16 pending U.S. and foreign patent applications, claiming entospletinib as a composition of matter, formulations, polymorphic forms or their methods of use or manufacture, all with nominal terms between 2029 and 2037. Nominal patent terms are determined as 20 years from the earliest nonprovisional filing date to which priority is claimed, and do not take into account extensions that are or may be available.
With respect to lanraplenib as of February 1, 2022, our patent portfolio included seven issued U.S. patents, 98 issued or granted foreign patents, and 36 pending U.S. and foreign patent applications claiming lanraplenib as a composition-of-matter, methods of using lanraplenib, and its polymorphic forms and their use, all with nominal terms extending to between 2034 and 2037.
With respect to KB-0742, we have one U.S. patent and 42 pending U.S and foreign patent applications directed to the KB-0742 compound, compositions, methods of treating CDK9-mediated diseases with KB-0742, analogs and polymorphic forms of KB-0742, and other research-stage candidate compounds that modulate CDK9 activity.
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
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose obligations on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; and
•the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members. The information reported is publicly available on a searchable website, with disclosure required annually.

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
Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, in January 2017, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or Tax Act, eliminated the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.
Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers, which will remain in effect through 2031 absent additional congressional action, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, presidential executive orders, and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule and guidance implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services (HHS) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022, to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.
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

Human Capital Resources
As of January 1, 2022, we had 96 full-time employees. Of these employees, 48 hold Ph.D. or M.D. degrees, and 72 are engaged in research, development and technical operations. Substantially all of our employees work out of our offices in either San Mateo, California, or Cambridge, Massachusetts. We have three dedicated, full-time employee equivalents responsible for executing our human capital management strategy and overseeing all aspects of our human resources processes in place to support our employees. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. Since our founding, we have had relatively low turnover of employees, which we attribute to our shared mission of transforming the lives of those affected by cancer.
Our employees are essential to our success. We have been purposeful in our efforts to hire, develop and retain diverse talent as well as create an inclusive culture. We are investing in building and maintaining a work environment that prioritizes the health, safety and wellness of our team, and where our employees are inspired to deliver their best every day. All employees are responsible for upholding the Kronos Bio Code of Conduct, which forms the foundation of our policies and practices. As a newly public company, we continue to expand our systems to track key human capital metrics such as demographics, diversity, compensation and benefits, and engagement.
Diversity, Equity and Inclusion
We are committed to creating and maintaining a diverse, inclusive and safe work environment. Our employees bring diversity to our workplace across many critical categories, and we believe our company is stronger as a result of their variety of experiences and backgrounds. For example, more than half of our employees and more than one-third of our senior leaders are female. As we grow and mature, we look forward to establishing programs that bring in speakers on specific topics, assemble resources for employees on diversity and inclusion, provide support for our female and underrepresented employees to help advance their careers, all while continuing to focus on hiring, developing and promoting diverse talent at all levels of the company.
Compensation and Benefits
Our commitment to our employees starts with benefit and compensation programs that value employees’ contributions and offer financial and health programs for employees and their families. We strive to provide competitive compensation, benefits and services that serve to attract and retain employees. Our compensation package includes market-competitive salary, bonuses and broad-based stock awards, healthcare and retirement benefits, and unlimited paid time off. We also offer an Employee Stock Purchase Program through which employees can purchase company stock at a discounted price, and offer stipends to cover expenses associated with working from home and the use of personal devices for work purposes. Additionally, we continue to advance transparency in our pay and representation data by complying with all applicable statutory filing requirements.
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
Health, Wellness and Safety
Employee safety and well-being is of paramount importance to us as we continue to navigate the COVID-19 pandemic. In response to the pandemic, we have taken extra precautions to reduce the risk of virus exposure for our employees. We have implemented new safety protocols and procedures, utilize software applications to screen employees, and provide regular COVID-19 testing. We have also established a governance structure to ensure timely communication and decision making. For our remote employees, we provide productivity and collaboration tools and resources, allow flexible schedules and support their information technology needs. We also regularly promote employee assistance programs to support our employees’ physical, financial and mental well-being.
Corporate Information
We were incorporated under the laws of the State of Delaware on June 2, 2017. Our principal executive offices are located at 1300 So. El Camino Real, Suite 400, San Mateo, California 94402, and our telephone number is (650) 781-5200. Our corporate website address is www.kronosbio.com. We make available, free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after filing such reports with the Securities and Exchange Commission (SEC). Alternatively, you may access these reports at the SEC’s website at www.sec.gov. Information contained on, or accessible through, our website shall not be deemed incorporated into and is not a part of this report. We have included our website in this report solely as an inactive textual reference.

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
Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we will continue to incur significant research and development and other expenses related to our ongoing operations. We have financed our operations primarily through our IPO and, before that, private placements of our convertible preferred stock and convertible notes.
We have incurred significant net losses in each period since we commenced operations in June 2017. For the years ended December 31, 2021, 2020, and 2019, we reported net losses of $151.1 million, $88.4 million, and $16.1 million, respectively. As of December 31, 2021, we had an accumulated deficit of $263.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:
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
Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from any of our product candidates. We do not expect to generate significant revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, our product candidates. Entospletinib and lanraplenib, which we acquired from Gilead in July 2020, and KB-0742 are our only product candidates in the clinical stage of development. In addition, all of our product candidates will require additional clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Our ability to generate revenue from our product candidates depends on a number of factors, including, but not limited to:
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
•the willingness of physicians, operators of clinics and patients to utilize or adopt any of our product candidates or future product candidates over or to use in combination with alternative or more established therapies, such as intensive chemotherapy and HMAs, to treat AML and MYC-amplified solid tumors and other transcriptionally addicted cancers;
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
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we progress our ongoing clinical trials and commence our planned clinical trials and any other future clinical trials, and continue our discovery and preclinical development activities to identify new product candidates, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations, and we may need to raise additional funding sooner than expected if we choose to expand more rapidly than we presently anticipate. We cannot be certain that additional funding will be available on acceptable terms, or at all. Further, the duration and severity of the COVID-19 pandemic and its impact on the economy and financial markets in general could adversely affect our ability to raise additional capital. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our discovery and preclinical development programs or any future commercialization efforts.
We had cash, cash equivalents, and investments of $339.5 million as of December 31, 2021. We believe that, based upon our current operating plan, our existing capital resources will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2024, including through the readout of the primary endpoint of our registrational Phase 3 clinical trial of entospletinib in combination with intensive chemotherapy in AML patients with NPM1 mutations, and the completion of our Phase 1/2 clinical trial of KB-0742 for the treatment of advanced solid tumors. However, we have based this estimate on our current development plans and assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control, including as a result of the COVID-19 pandemic. In any event, our future capital requirements will depend on many factors, including:
•the scope, progress, results and costs of our ongoing registrational Phase 3 clinical trial of entospletinib in combination with intensive chemotherapy for the treatment of AML patients with NPM1 mutations;
•the scope, progress, results and costs of our ongoing Phase 1/2 clinical trial of KB-0742;
•the scope, progress, results and costs of our planned Phase 1b/2 clinical trial of lanraplenib;
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
We were incorporated in June 2017 and acquired certain rights to entospletinib and lanraplenib and other orally bioavailable small molecule SYK inhibitors from Gilead in July 2020. We have a limited operating history and are subject to the risks inherent in a growing company, including, among other things, risks that we may not be able to hire sufficient qualified personnel and establish operating controls and procedures. We currently do not have complete in-house resources to enable our operations. As we continue to build our capabilities, we expect to encounter risks and uncertainties frequently experienced by growing companies in new and rapidly evolving fields, including the risks and uncertainties related to the evolving effects of the COVID-19 pandemic and those described herein. If we are unable to continue to build our capabilities, our operating and financial results could differ materially from our expectations, and our business could suffer.
We cannot be certain that our ongoing or planned clinical trials of our product candidates, including our ongoing Phase 1/2 clinical trial of KB-0742, our only internally generated product candidate, or our ongoing registrational Phase 3 clinical trial of entospletinib or our planned Phase 1b/2 clinical trial of lanraplenib will begin or be completed when we currently expect, or at all.
We may not realize the benefits of our asset acquisition from Gilead or any future acquisitions or strategic transactions.
In the third quarter of 2020, we completed the transfer from Gilead of a portfolio of selective, orally bioavailable small molecule SYK inhibitors, including entospletinib and lanraplenib, that we acquired from Gilead in July 2020, and it is possible that we will encounter challenges with integrating the data and technology, along with the related regulatory materials, related to these acquired product candidates into our business. In such event, our clinical development plans related to the acquired SYK product candidates, including our ongoing registrational Phase 3 clinical trial of entospletinib in combination with intensive chemotherapy in AML patients with NPM1 mutations, our planned Phase 1b/2 clinical trial of lanraplenib in a genetically-defined subset of AML patients, or the associated or subsequent regulatory filings, could be delayed or otherwise adversely affected.
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
Our discovery and development activities are focused on novel cancer therapeutics for patients with genetically-defined cancers and it is difficult to predict the time and cost of product candidate development and likelihood of obtaining regulatory approval.
The discovery and development of novel cancer therapeutics by targeting dysregulated transcription using a biomarker-driven precision medicine strategy is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although we believe, based on our preclinical work, and the data for entospletinib and lanraplenib generated in clinical trials conducted by Gilead, the TRNs targeted by our programs drive oncogenic activity, future clinical results may not confirm this hypothesis or may only confirm it for certain mutations or certain tumor types. The patient populations for our product candidates are limited to those with cancers that exhibit specific target mutations that we believe serve as a genomic biomarker of transcription factor dysregulation, and may not be completely defined but are substantially smaller than the general treated cancer population, and we will need to screen and identify those patients who have the targeted mutations. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific genetic alterations respond to our product candidates and developing or otherwise obtaining access to satisfactory companion diagnostics to identify such genetic alterations. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations for each mutation will be large enough to allow us to successfully obtain approval for each mutation type and commercialize our products and achieve profitability. In any event, we do not know if our approach of treating patients with genetically defined cancers will be successful, and if our approach is unsuccessful, our business will suffer and you may lose all or part of your investment.
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

We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of entospletinib or our other product candidates.
We are unable to predict when or if our products candidates will prove effective or safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim or preliminary results of a clinical trial do not necessarily predict final results. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. In addition, there can be no assurance that the encouraging safety and efficacy data observed in the Phase 1b/2 clinical trial of entospletinib in 148 AML patients, which was conducted by Gilead, will be indicative of the safety or efficacy results that we will observe in our ongoing registrational Phase 3 clinical trial of entospletinib in combination with intensive chemotherapy in AML patients with NPM1 mutations.
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
•third-party collaborators may undergo a change of control, thus delaying progression of a clinical trial;
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
Before obtaining marketing approval from the FDA of entospletinib or of any other product candidate in any indication, we must conduct extensive clinical studies to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by our CROs and other third parties for regulatory submissions for our product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. We are required to submit an IND to the FDA, which must become effective prior to initiating any clinical trials in the United States, for our preclinical product candidates.
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

In addition, our proposal for new or emerging biomarker surrogate endpoints may result in data that is not accepted by certain regulatory bodies or industry professionals, or if such endpoints are later found to be insufficient to establish clinical efficacy, may require us to change the design of our clinical trials. With respect to our ongoing registrational trial of entospletinib in patients with NPM1 mutated AML, following our discussions with FDA as part of our End-of-Phase 2 meeting, we are using MRD-negative CR as the primary endpoint in support of accelerated approval. MRD has only recently emerged as a surrogate endpoint for progression free survival in hematological malignancies, and while regulatory approvals on the basis of MRD status have been granted in acute lymphocytic leukemia and chronic lymphocytic leukemia (CLL), to date there have not been any regulatory approvals on the basis of MRD status in AML. We are proceeding with our randomized, double-blinded, placebo-controlled registrational Phase 3 clinical trial of entospletinib in combination with intensive chemotherapy in approximately 180 newly diagnosed NPM1-mutated AML patients. We intend to work with a third-party diagnostic partner, who will complete the validation of the assay necessary to meet regulatory requirements for a companion diagnostic in parallel with the conduct of the clinical trial. Patients will be randomized to receive standard of care intensive chemotherapy in combination with twice-daily entospletinib or a placebo. MRD will be assessed in patients who achieve a CR after two cycles of chemotherapy. Patients who achieve CR, CR with partial hematological recovery (CRh) or CR without count recovery (CRi) may go on to receive consolidation therapy and undergo follow-up assessment for event-free, relapse-free and overall survival. MRD-negative CR in the intent-to-treat population is the proposed primary endpoint for accelerated approval. This planned trial may not enable an expeditious path to regulatory approval in newly diagnosed AML patients with NPM1 mutations and may not be accepted by the FDA or otherwise be sufficient to obtain regulatory approval, which could result in a longer time to potential commercialization of entospletinib in the United States, if approved and commercialized at all, and could increase the costs of development and could harm our competitive position in the marketplace. In addition, even if we obtain accelerated approval, failure of the industry to adopt MRD-negative CR rate as a valid or meaningful endpoint for an AML therapeutic may adversely impact our commercial prospects as a result of our clinical trial results being discounted or disregarded by industry professionals.
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
Certain of our current or future scientific advisors or consultants who receive compensation from us may become investigators for our future clinical trials. Under certain circumstances, we may be required to report some of these relationships to the FDA. Although we expect any such relationships to be within the FDA’s guidelines, the FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected the interpretation of the study. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of entospletinib or our other product candidates. If we experience delays in the completion of, or termination of, any clinical trial, the commercial prospects of such product candidate will be harmed, and our ability to generate product revenues will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues which may harm our business, financial condition, results of operations and prospects significantly.

If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, regulatory approval could be delayed or we could fail to obtain regulatory approval.
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
We have initiated a Phase 1/2 clinical trial of KB-0742 in cancer patients to evaluate its safety, PK and PD across multiple dose levels. Following identification of a recommended Phase 2 clinical trial dose and schedule, we intend to enroll expansion cohorts in one or more biomarker-defined patient populations with transcriptionally addicted cancers, beginning with MYC-amplified solid tumors independent of histology. However, if the safety, PK or PD data from the first stage of the clinical trial suggest our initial doses are suboptimal, this could delay or preclude initiation of the expansion cohorts. We may also seek to enroll an additional cohort of soft tissue sarcoma patients with transcription factor fusions and patients with chordoma, an incurable solid tumor addicted to the brachyury transcription factor, in order to further demonstrate proof of concept for KB-0742. While we believe it is feasible to enroll such patients at major academic centers, patients with these tumor types are relatively rare, and we may be unable to enroll or maintain a sufficient number of these patients in any such additional cohort, which could adversely affect our development and registration strategy for KB-0742.
We have also initiated a Phase 3 clinical trial of entospletinib in combination with intensive chemotherapy, and plan to enroll approximately 180 newly diagnosed NPM1-mutated AML patients, though we may be unable to enroll or maintain these patients within our anticipated timelines.
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

Enrollment in our trials has been adversely impacted by the COVID-19 pandemic on a rolling basis as healthcare facilities and patients have experienced periodic delays in visits and scheduling that adversely impacts enrollment. Our inability to enroll the required number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs, which would cause the value of our company to decline and limit our ability to obtain additional financing.
If adverse side effects or unexpected characteristics are identified during the development of our product candidates, we may need to abandon or limit the development of a product candidate.
As is the case with pharmaceuticals generally, side effects and adverse events (AEs) associated with entospletinib have been observed. In entospletinib’s first clinical trial in healthy volunteers and subjects with rheumatoid arthritis (RA), the most frequently reported AEs were headache, nausea and constipation without any clear relationship to dose level. Mildly increased liver enzymes were observed in some healthy subjects and patients with RA. In a clinical trial of entospletinib in more than 700 patients with hematologic malignancies, predominantly with B cell malignancies such as CLL, the most frequently reported treatment-related AEs, with an incidence greater than 10% in CLL patients, were fatigue, nausea, diarrhea, headache, decreased appetite and fever. AEs of Grade 3 or greater in at least 5% of patients included neutropenia, elevated liver enzymes and electrolyte abnormalities. Entospletinib has also been tested in a Phase 1b/2 clinical trial in 148 AML patients. Early entospletinib safety studies were conducted in relapsed patients as monotherapy and in combination with intensive chemotherapy and in newly diagnosed elderly patients in combination with HMAs such as azacytidine or decitabine. Aside from the AEs typical of the disease and intensive chemotherapy, such as cytopenias and fever, the main AEs attributable to entospletinib included diarrhea, nausea, and febrile neutropenia. Results of our ongoing or planned clinical trials, including those for entospletinib, lanraplenib and KB-0742, could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could result in the delay, suspension or termination of clinical trials by us or the FDA or foreign regulatory authorities for a number of reasons. Additionally, due to the high mortality rates of the cancers for which we are initially pursuing development of entospletinib, lanraplenib and KB-0742, a significant percentage of patients in these clinical trials may die during a trial, which could impact development of these product candidates. If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospects of our product candidates will be harmed and our ability to generate product revenues from this product candidate will be delayed or eliminated. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of our product candidates. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.
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
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically selected from a more extensive amount of available information. You or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, product candidate or our business. If the interim, topline or preliminary data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, entospletinib or any other product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

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
In developing a product candidate for certain indications, we may decide to use a biomarker-based test to identify patients for enrollment and, or, monitor patients in clinical trials. For example, we are using a biomarker-based test to identify patients for enrollment in our ongoing registrational Phase 3 clinical trial of entospletinib in combination with intensive chemotherapy for the treatment of AML patients with NPM1 mutations. If the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. The FDA generally requires contemporaneous approvals of a new companion diagnostic with the proposed therapeutic. To date, the FDA has required premarket approval of all companion diagnostics for cancer therapies. As such, if a satisfactory companion diagnostic is not commercially available, we may be required to create or obtain one that would be subject to regulatory approval or clearance requirements.
We plan to develop, either by ourselves or with collaborators, companion diagnostic tests for our product candidates for certain indications, which will include entospletinib for the treatment of AML patients with NPM1 mutations and lanraplenib for the treatment of AML patients with FLT3 mutations. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. Companion diagnostics are regulated as medical devices, and we have no prior experience with medical device or diagnostic test development. If we choose to or are required to develop and seek FDA approval for companion diagnostic tests on our own, we will require additional personnel. We may rely on third parties for the design, development and manufacture of companion diagnostic tests for our product candidates that require such tests. If these parties are unable to successfully develop companion diagnostics for these product candidates, or experience delays in doing so, we may be unable to enroll enough patients for our current and planned clinical trials, the development of these product candidates may be adversely affected, these product candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of these products that obtain marketing approval. As a result, our business, results of operations and financial condition could be materially harmed.
The COVID-19 pandemic could continue to adversely impact our business, including our ongoing or planned clinical trials.
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
As a company, we have not completed any clinical trials to date.
We have not as a company completed any clinical trials to date. We therefore cannot be certain that our ongoing Phase 1/2 clinical trial of KB-0742, our ongoing Phase 3 clinical trial of entospletinib or our planned clinical trials will begin or be completed on time, or at all. In addition, the ongoing COVID-19 pandemic may create additional challenges in initiating, enrolling or conducting such clinical trials.
In addition, large-scale clinical trials require significant financial and management resources and reliance on third-party clinical investigators, CROs, CMOs and consultants. Relying on third-party clinical investigators, CROs, CMOs and consultants may force us to encounter delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs, CMOs and consultants on a timely basis, or at all.
Because of the relatively small number of patients that is being or planned to be dosed in our Phase 1/2 trial of KB-0742, the results from such clinical trial, if completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to further develop and obtain regulatory approval for this product candidate.
In our Phase 1/2 clinical trial of KB-0742, we are evaluating the safety, PK and PD profile of KB-0742 in patients with advanced solid tumors, and we plan to define an optimal dose and schedule for expansion cohorts in cancer patients with MYC-amplified solid tumors and other transcriptionally addicted cancers. As of an October 1, 2021 data cutoff, 12 patients had been dosed, and though enrollment is still ongoing, the total number of patients we expect to enroll in this clinical trial will be significantly smaller than the number of patients that would need to be enrolled in a registrational or other late-stage clinical trial. The results of clinical trials with smaller sample sizes, such as our ongoing Phase 1/2 clinical trial of KB-0742, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of KB-0742, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our initial Phase 1/2 clinical trial.

Risks Related to the Commercialization of Our Product Candidates
If the market opportunities for our product candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, it will adversely affect our revenue potential and ability to achieve profitability.
The total addressable market opportunity for entospletinib and our other product candidates will ultimately depend upon, among other things, the final label for each product candidate, acceptance by the medical community and patient access, drug and any related companion diagnostic pricing and reimbursement. The number of patients in our targeted commercial markets and elsewhere may turn out to be lower than expected, patients may not be amenable to treatment with our products, or new patients may become increasingly difficult to identify, all of which would adversely affect our results of operations and our business.
The market opportunities for certain of our product candidates may be relatively small as they may be limited to those patients who are ineligible for or have failed prior treatments and our estimates of the prevalence of our target patient populations may be inaccurate.
Cancer therapies are sometimes characterized as first line, second line, or third line, and the FDA often approves new therapies initially only for a particular line of use. When cancer is detected early enough, first line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first line therapy, usually chemotherapy, antibody drugs, tumor-targeted small molecules, hormone therapy, radiation therapy, surgery, or a combination of these, proves unsuccessful, second line therapy may be administered. Second line therapies often consist of more or different chemotherapy, radiation, antibody drugs, tumor-targeted small molecules, or a combination of these. Third line therapies can include chemotherapy, antibody drugs and small molecule tumor-targeted therapies, more invasive forms of surgery and new technologies. Although we have initiated with our randomized, double-blinded, placebo-controlled registrational Phase 3 clinical trial of entospletinib in combination with intensive chemotherapy in approximately 180 newly diagnosed NPM1-mutated AML patients, in some instances we may initially seek approval of our product candidates as a second- or third-line therapy. Subsequently, for those product candidates that prove to be sufficiently safe and beneficial, if any, we would expect to seek approval as a second line therapy and potentially as a first line therapy, but there is no guarantee that our product candidates, even if approved as a second or third or subsequent line of therapy, would be approved for an earlier line of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.
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
We currently have no sales, marketing, market access or distribution capabilities and have no experience as a company in marketing products. We currently intend to build a commercial infrastructure to support sales of our product candidates. We expect to manage sales, marketing, market access and distribution through internal resources and third-party relationships. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing, market access and sales personnel. While we may commit significant financial and management resources to commercial activities, we will also consider collaborating with one or more pharmaceutical companies to enhance our commercial capabilities.
If we are unable or decide not to establish internal sales, marketing and distribution capabilities in the United States, or all other geographic regions, we will pursue arrangements with third-party sales, marketing, and distribution collaborators regarding the sales and marketing of our products, if approved. However, there can be no assurance that we will be able to establish or maintain such arrangements on favorable terms or if at all, or if we are able to do so, that these third-party arrangements will provide effective sales forces or marketing and distribution capabilities. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.
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
If we are successful in developing entospletinib, our lead product candidate, or lanraplenib, our next-generation SYK inhibitor, they may compete against product candidates that are currently in clinical development to the extent any such candidates are approved, including: (i) HMPL-523, a SYK inhibitor being developed by Hutchison Medipharma Ltd. that is in Phase 1 evaluation in hematologic malignancies; (ii) product candidates in early clinical development that target the interaction between MLL and MENIN in MLL-r and AML patients with

NPM1 mutations, which, if approved, could compete with entosplentinib or lanraplenib, including (a) SNDX-5613, being developed by Syndax Pharmaceuticals, Inc. in a Phase 1 clinical trial as monotherapy in relapsed or refractory AML in patients with MLL-r/KMT2A gene rearrangement or NPM1 mutations; (b) KO-539, being developed by Kura Oncology, Inc. in a Phase 1 clinical trial as monotherapy in relapsed or refractory AML, (c) DS-1594, being developed by Daiichi Sankyo Company in a Phase 1 clinical trial with or without azacitidine/venetoclax in relapsed/refractory AML, and (d) JNJ-75276617, being developed by Janssen Research & Development, LLC in a Phase 1 clinical trial in acute leukemias; and (iii) product candidates that may compete with entosplentinib or lanraplenib by addressing the subset of AML patients with FLT3 mutations and are currently in development in combination with FLT3 inhibitors, including (a) venetoclax, a BCL-2 inhibitor being developed by Abbvie, and (b) CPX-351, a liposomal formulation of daunorubicin and cytarabine being developed by Jazz Pharmaceuticals.
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
We also expect that our product candidates, if approved, will compete with more established therapies, such as intensive chemotherapy and HMAs to treat AML and other agents to treat MYC-amplified solid tumors and other transcriptionally addicted cancers.
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
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are approved for broader indications or patient populations, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other marketing approval for their products more rapidly than any approval we may obtain for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. Generic products are currently on the market for some of the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over any competitive generic products. The key competitive factors affecting the success of entospletinib are likely to be its efficacy, safety, scope and limitations of marketing approval, and availability of reimbursement.
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
We are currently conducting a clinical trial, and may in the future choose to conduct one or more clinical trials outside the United States, or include study sites outside the United States, including in Europe or Asia. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the sole basis of foreign data unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence; and (iii) the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Otherwise, for studies that are conducted at sites outside of the United States and not subject to an IND and which are intended to support a marketing application, the FDA requires the clinical trial to have been conducted in accordance with good clinical practice (GCP) requirements and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, in March 2020 the FDA announced its intention to postpone most inspections of foreign and domestic manufacturing facilities and products and in July 2020 resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

We plan to attempt to secure approval for entospletinib and possibly other of our product candidates from the FDA or comparable foreign regulatory authorities through the use of accelerated approval pathways, which is uncertain. If we are unable to obtain such approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our trials required as a condition to such accelerated approval do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may withdraw approval.
We plan to seek accelerated approval for entospletinib and may in the future seek an accelerated approval for one or more of our other product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint, such as MRD-negative CR, or intermediate clinical endpoint that it determines is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. If granted, accelerated approval is usually contingent, or conditioned on the sponsor’s agreement to conduct additional post-approval confirmatory studies or extend one or more existing trials to capture additional endpoints to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate FDA approval.
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
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2031 unless additional congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.
Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. On July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule and guidance implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule .
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
•the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the

Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members. The information reported is publicly available on a searchable website, with disclosure required annually;
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
We are subject to stringent and changing obligations related to data privacy and information security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations; reputational hard; and other adverse business impacts.
In the ordinary course of business, we maintain and process, and our third-party vendors, collaborators, contractors and consultants maintain and process on our behalf, a large quantity of sensitive data, including confidential business, personal and patient health data in connection with our preclinical studies, clinical trials and our employees, and are subject to data privacy and information security laws and regulations that apply to the collection, transmission, storage and use of personal data, which among other things, impose certain requirements relating to the privacy, security and transmission of personal data. We are also subject to internal and external privacy and security policies, contracts and other obligations that apply to our processing of sensitive information or processing of sensitive information on our behalf. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards that may legally or contractually apply to us.
In the United States, there are numerous federal, state and local privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal data, including federal and state health information privacy laws, federal and state security breach notification laws, and federal, state and local consumer protection laws, to which we are or may become subject. In particular, regulations promulgated pursuant to HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), establish privacy and security standards that limit the use and disclosure of certain individually identifiable health data, or protected health data, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health data and ensure the confidentiality, integrity and availability of electronic protected health data. Determining whether protected health data has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. Further, if we fail to comply or perceived to have not fully complied with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face significant administrative, civil and criminal penalties. HHS has the discretion to impose penalties without attempting to first resolve violations. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.
In addition, the California Consumer Privacy Act of 2018 (CCPA) imposes obligations on business to which it applies. These obligations include, without limitation, providing specific disclosures in privacy notices, affording California residents certain rights related to their personal data, and requiring businesses subject to the CCPA to implement certain measures to effectuate California residents’ personal data rights. The CCPA allows for statutory fines for noncompliance up to $7500 per violation. In addition, it is anticipated that the California Privacy Rights Acts of 2020 (CPRA), effective January 1, 2023, will expand the CCPA. For example, the CPRA established a new California Privacy Protection Agency to implement and enforce the CCPA (as amended), which could increase the risk of an enforcement action. Other states have enacted data privacy laws. For example, Virginia passed its Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR) and the United Kingdom’s GDPR (UK GDPR) impose strict requirements for processing of personal data of individuals located, respectively, within the European Economic Area (EEA) and the United Kingdom (UK). For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million Euros or 4% of the annual global revenue of the company, whichever is greater. Further, individuals may initiate litigation related to our processing of their personal data.
Certain jurisdictions have enacted data localization laws and cross-border personal data transfers laws. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA, such as the United States, which the European Commission does not consider to provide an adequate level of personal data protection. The European Commission released a set of “Standard Contractual Clauses” that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual clauses are a valid mechanism to transfer personal data outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for personal data transfers out of the EEA. In addition, laws in Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States of America that do not provide an adequate level of personal data protection. In addition to European restrictions on cross-border personal data transfers, other jurisdictions have enacted or are considering similar cross-border personal data transfer laws and local personal data residency laws, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border personal data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or elsewhere. Inability to import personal data to the United States may significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties subject to European and other data protection laws or requiring us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense.

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion. These obligations may be subject to differing applications and interpretations, which may be inconsistent among jurisdictions or in conflict. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our information technologies, systems, and practices and those of any third parties that process personal data on our behalf. In addition, these obligations may even require us to change to our business model. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third-parties upon whom we rely may fail to comply such obligations that impacts our compliance posture. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials.
Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring our operations.
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
In July 2020, we acquired a portfolio of selective, orally bioavailable small molecule SYK inhibitors from Gilead, including entospletinib and lanraplenib, pursuant to the Gilead Asset Purchase Agreement. We also have a non-exclusive worldwide right to certain patents under a license agreement with Harvard University that provides us with rights to use the SMM screen, which is a key component of our product engine. These agreements impose on us, and we expect that any future license or other agreements where we in-license or acquire intellectual property will impose on us, various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations.
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
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the term of a patent, and the protection it affords, is limited. In addition, the term of a patent may be reduced if a terminal disclaimer is or was filed in that patent, limiting the term of the patent to that of one or more other patents referenced in the terminal disclaimer. Even if patents directed to our product candidates are obtained, once the patent term has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of product candidates, patents directed to our product candidates might expire before or shortly after such candidates are commercialized, and patent term extensions or other means of obtaining market exclusivity, such as data exclusivity, may not be available or adequately protective in countries where we market our products. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

Risks Related to Our Reliance on Third Parties
We rely on third parties, including independent clinical investigators, developers of companion diagnostics, and CROs, to conduct certain aspects of our preclinical studies and ongoing and planned clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
We have relied upon and plan to rely in the future upon third parties, including independent clinical investigators, developers of companion diagnostics, and CROs, to conduct certain aspects of our preclinical studies and ongoing and planned clinical trials and to monitor and manage data for our ongoing preclinical and planned clinical programs. Pursuant to the Gilead Asset Purchase Agreement, Gilead is responsible for certain ongoing clinical trials of entospletinib.
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
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely for the foreseeable future, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that we may commercialize. In this regard, while we have purchased initial inventory of active pharmaceutical ingredients (APIs) and product candidates for entospletinib and lanraplenib from Gilead under the Gilead Asset Purchase Agreement, we will need to obtain further supplies of APIs and clinical drug supply for entospletinib, lanraplenib, and KB-0742, from third-party manufacturers. We do not currently have arrangements in place for redundant supply for APIs or our clinical product candidates. In addition, in the third quarter of 2020 we completed the transfer of the SYK technology we acquired from Gilead in July 2020, but we have not yet transferred the manufacturing technology for entospletinib or lanraplenib to a third-party manufacturer. We will need to arrange for the manufacture of these product candidates for use in clinical trials.
We will need to negotiate and maintain contractual arrangements with outside vendors for the supply of our future product candidates and we may not be able to do so on favorable terms. In addition, these third-party manufacturing providers may not be able to provide adequate resources or capacity to meet our needs. We expect to initially obtain our supplies from manufacturers on a purchase order basis without long-term supply arrangements in place We have not yet caused any product candidates to be manufactured on a commercial scale and may not be able to do so for any of our product candidates. In the future, we may be unable to enter into agreements with third-party manufacturers for commercial supplies of any product candidate, or may be unable to do so on acceptable terms.
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
As of December 31, 2021, we had 96 full-time employees. As of January 1, 2019, we had nine full-time employees and since then, we have expanded our executive and leadership team with the additions of our Chief Medical Officer and Executive Vice President, Clinical Development, our Chief Scientific Officer, our Chief Operating Officer and General Counsel, our Chief Financial Officer, our Senior Vice President, Pharmaceutical Development and Manufacturing, our Senior Vice President, Corporate Communications and Investor Relations, and our Senior Vice President of Clinical Development. We expect to experience continued growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, research science, clinical operations, manufacturing, regulatory affairs, and, if any of our product candidates receives marketing approval, sales, marketing and distribution. In addition, we are building a self-sufficient accounting and finance group within our company, and have relied and continue to rely on a third-party accounting consulting firm to augment our internal accounting and finance function. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel.

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
If we are not able to effectively manage growth and expand our organization, we may not be able to successfully implement the tasks necessary to further develop and commercialize entospletinib, lanraplenib, KB-0742, our other pipeline product candidates or any future product candidates and, accordingly, may not achieve our research, development and commercialization goals.
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
If our information technology systems or data is or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, interruptions to our operations such as our clinical trials, claims that we breached our data protection obligations, harm to our reputation, and a loss of customers or sales.
In the ordinary course of business, we collect, store, transmit or otherwise process proprietary, confidential, and sensitive data (including but not limited to intellectual property, proprietary business information and personal data). We have also outsourced elements of our operations to third parties, and as a result we rely on a number of third-party contractors who have access to our proprietary, confidential, and sensitive data. We may share or receive sensitive data with or from third parties. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place.
Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel misconduct or error (such as theft or misuse), sophisticated nation-state and nation-state supported actors now engage in attacks. We may be subject to a variety of evolving threats, including but not limited to social engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), ransomware attacks, supply-chain attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, flood, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us. The COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises.
Any of the previously identified or similar threats could cause a security incident. A security incident could result in unauthorized, unlawful or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of or access to data. A security incident could disrupt our (and third parties upon whom we rely) ability to provide our products. Certain of our vendors have previously experienced specific instances of cyber events, including email compromise and wire fraud targeting payments to be made by us.
We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data. While we have implemented security measures designed to protect against a security incident, there can be no assurance that these measures will be effective. We have not always been able in the past and may be unable in the future to detect vulnerabilities in our information technology systems (including our products) because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to adverse impacts. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products, deter new customers for using products, and negatively impact our ability to grow and operate our business. There can be no assurance that limitations of liability in our contracts are sufficient to protect us from claims related to our data security obligations.

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
Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax law. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. As a result of our private placements and other transactions that have occurred over the past three years, including our IPO, which we completed in October 2020, we may have experienced, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent issuances of our common stock or other shifts in our stock ownership. We anticipate incurring significant additional net losses for the foreseeable future, and our ability to utilize net operating loss carryforwards associated with any such losses to offset future taxable income may be limited to the extent we incur future ownership changes. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could adversely affect our future cash flows.
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.
As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions, will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive.
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
Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:
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
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and will make some activities more time-consuming and costly.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters are located in San Mateo, California, where we lease office space pursuant to a lease agreement which commenced on August 1, 2018. On February 8, 2021, we amended our lease agreement and, on July 1, 2021, we relocated to a larger area in the same building comprising approximately 17,340 square feet of office space. The amendment extended the expiration date of the lease from April 30, 2025 to the earlier of the last day of the 60th calendar month following the commencement of the relocation or August 31, 2026. We also lease approximately 40,514 square feet of office and laboratory space in Cambridge, Massachusetts pursuant to a lease agreement which was entered into on February 28, 2020 and expires on February 28, 2031. We have completed the build out of this facility, which we began to occupy on November 24, 2020. We believe that our existing facilities are adequate for the foreseeable future. As we expand, we believe that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may become involved in litigation or other legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of December 31, 2021, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probably to have a material effect on our business.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Our Common Stock
Our common stock began trading on The Nasdaq Global Select Market under the symbol “KRON” on October 9, 2020. Prior to that date, there was no public trading market for our common stock.
Holders of Common Stock
As of February 22, 2022, there were approximately 62 holders of record for our common stock.
Stock Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph shows the value of an investment of $100 from October 9, 2020 (the date our common stock commenced trading on The Nasdaq Global Select Market) through December 31, 2021, in our common stock, the Standard & Poor’s 500 Index (S&P 500), the Nasdaq Biotechnology Index, and Nasdaq Composite Index. The historical stock price performance of our common stock shown in the performance graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Returns Since Inception
$150.00
$100.00
$50.00
$—
10/09/20
12/31/20
3/31/21
6/30/21
9/30/21
12/31/2
Kronos Bio, Inc. (NasdaqGS:KRON) - Share Pricing
NASDAQ Composite Index (^COMP) - Index Value
S&P 500 (^SPX) - Index Value
NASDAQ Biotechnology Index (^NBI) - Index Value

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
Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and investments. As of December 31, 2021, we have not used any of the net proceeds from our IPO.
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
ITEM 6. [Reserved]
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
Overview
We are an integrated discovery through late-stage clinical development biopharmaceutical company, with a focus on developing therapeutics that target the dysregulated transcription that causes cancer and other serious diseases. We have two investigational compounds in clinical trials, including one in a pivotal Phase 3 trial, and a third compound that we anticipate will enter the clinic in the first quarter of 2022. Our product engine, which includes our propriety small molecule microarray (SMM) screening platform, provides us with the capability to map and target transcription regulatory networks (TRNs) in a differentiated manner to enable discovery of novel compounds and improve our translational capabilities.
Our lead product candidate, entospletinib, is an orally administered, selective spleen tyrosine kinase (SYK) inhibitor that has been previously tested in more than 1,300 people, including more than 200 patients with acute myeloid leukemia (AML). Based on clinical results in a biomarker-defined subset of patients and following recent discussions as part of an End-of-Phase 2 meeting with the FDA, we have initiated our randomized, double-blinded, placebo-controlled registrational Phase 3 AGILITY clinical trial of entospletinib in combination with intensive chemotherapy in approximately 180 patients with newly diagnosed NPM1-mutated AML. We are also developing lanraplenib, our next-generation orally-administered SYK inhibitor, and plan to initiate a Phase 1b/2 clinical trial in the first quarter of 2022. This clinical trial will evaluate lanraplenib in combination with gilteritinib in patients with relapsed or refractory FLT3-mutated AML. In addition, we are developing KB-0742, our internally discovered, oral cyclin dependent kinase 9 inhibitor (CDK9), for the treatment of MYC-amplified and other transcriptionally addicted solid tumors. The first patient in our Phase 1/2 clinical trial was dosed in February 2021, and we reported initial data in the fourth quarter of 2021. In our research efforts, we are leveraging our product engine to drive multiple oncology discovery programs targeting dysregulated transcription factors and their associated TRNs. In November 2021, we announced the advancement of two programs, one focused on the MYC TRN and one focused on the androgen receptor (AR) TRN, based on this work.
We also are executing on robust discovery programs across multiple TRNs, which focus on four cancer types where dysregulated transcription plays a central role: hematologic malignancies, prostate cancer, MYC-driven cancers, and small cell/neuroendocrine cancers. We anticipate submitting an IND for a drug candidate arising from one of these programs in 2023, although we may not be successful in identifying product candidates that can selectively modulate the specific oncogenic TRNs associated with these malignancies.
The following chart summarizes the current stages of our development programs, including our lead product candidate, entospletinib, as well as lanraplenib KB-0742, and our next anticipated milestones
The ongoing COVID-19 pandemic has presented substantial public health and economic challenges around the world. We cannot at this time predict the specific extent, duration or impact that COVID-19 will have on our financial condition and operations, including ongoing research activities, ongoing and planned clinical trials and our financial results. While we are currently conducting a pivotal Phase 3 clinical trial for entospetinib, a Phase 1/2 clinical trial for KB-0742 and are preparing to initiate an additional clinical trial in the first quarter of 2022, COVID-19 precautions may directly or indirectly impact their timelines and interrupt clinical enrollment.
Since our formation in June 2017, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, identifying, acquiring and developing our product candidates, building our product engine, establishing our intellectual property portfolio, and providing general and administrative support for these operations. We have principally financed our operations to date through our IPO, and, before that, private placements of our convertible preferred stock and convertible notes.

Since our formation, we have incurred significant operating losses, primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. Our net losses were $151.1 million, $88.4 million, and $16.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021 and 2020, we had an accumulated deficit of $263.0 million and $111.9 million, respectively. As of December 31, 2021 and 2020, we had $339.5 million and $462.1 million of cash, cash equivalents and investments, respectively. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.

Strategic Agreements
Tempus R&D Services Agreement
In October 2021, we entered into an agreement for research and development services (Tempus Agreement) with Tempus Labs, Inc. (Tempus), pursuant to which Tempus has agreed to provide us with research and development services for a period of three years. The three primary services are analytical services, data licensing, and organoid services. We intend to utilize the services contemplated under the Tempus Agreement to advance the development of KB-0742 and lanraplenib.
In consideration for the access to the services throughout the term of the Tempus Agreement, we have agreed to pay an annual minimum commitment of $1.5 million in year one, $2.0 million in year two, and $2.5 million in year three. Payments are made in quarterly installments. As of December 31, 2021, we have not made any payments under the Tempus Agreement.
In addition, we are required to make milestone payments upon successful achievement of certain regulatory milestones for KB-0742, lanraplenib, and other discovery pipeline compounds up to a combined maximum of $22.4 million. For each milestone payment that becomes due, we have the right to pay up to 50% of such milestone payment amount in shares of our common stock as long as certain regulatory requirements are met.
Gilead Asset Purchase Agreement
In July 2020, we entered into the Gilead Asset Purchase Agreement, pursuant to which we acquired certain assets from Gilead related to entospletinib and lanraplenib, and patents and other intellectual property covering or related to the development, manufacture and commercialization of entospletinib and lanraplenib.
In consideration for such assets, on the date of the Gilead Asset Purchase Agreement, we made a $3.0 million upfront cash payment and issued a $3.0 million principal amount convertible promissory note to Gilead (Gilead Note). We also made a $0.7 million payment to reimburse Gilead for certain liabilities we assumed pursuant to the Gilead Asset Purchase Agreement. In addition, we are required to make milestone payments upon successful achievement of certain regulatory and sales milestones for entospletinib, lanraplenib and other SYK inhibitor compounds covered by the patent rights acquired pursuant to the Gilead Asset Purchase Agreement and developed by us as a back-up to entospletinib or lanraplenib (Other Compounds). Upon initiation of our registrational Phase 3 clinical trial of entospletinib in combination with induction chemotherapy in acute myeloid leukemia patients with NPM1 mutations in December 2021, we paid a milestone to Gilead of $29.0 million. Upon successful completion of certain other regulatory milestones in the United States, European Union and United Kingdom for entospletinib, lanraplenib and any Other Compounds, across up to two distinct indications, we will be required to pay to Gilead an aggregate total of $51.3 million. Upon achieving certain thresholds for the aggregate annual net sales of entospletinib, lanraplenib and any Other Compounds combined, we would owe to Gilead potential milestone payments totaling $115.0 million.
Gilead is also eligible to receive (i) tiered marginal royalties ranging from the very low-teens to high-teens on annual worldwide net sales of entospletinib, (ii) tiered marginal royalties ranging from high-single digits to the mid-teens on annual worldwide net sales of lanraplenib and (iii) tiered marginal royalties ranging from the low single digits to mid-single digits on annual worldwide net sales of any Other Compounds. The royalties in the foregoing clauses are subject to reduction, on a country-by-country basis, for products not covered by certain claims within the assigned patents, for generic entry and, in the case of entospletinib and lanraplenib, for any royalties paid for future licenses of third party intellectual property required to develop or commercialize entospletinib or lanraplenib. Our royalty obligation with respect to a given product in a given country begins upon the first commercial sale of such product in such country and ends on the latest of (i) expiration of the last claim of a defined set of the assigned patent rights covering such product in such country; (ii) loss of exclusive data or marketing rights to such product in such country; or (iii) 10 years from the first commercial sale of such product in such country.
Under the Gilead Asset Purchase Agreement, we are required to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize either entospletinib or lanraplenib.

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
Results of Operations
Comparison of Years Ended December 31, 2021, 2020, and 2019
The following table summarizes our results of operations for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,			Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	(in thousands)
Operating expenses:
Research and development	$112,903	$43,250	$13,446	$69,653	$29,804
General and administrative	38,495	14,794	3,370	23,701	11,424
Total operating expenses	151,398	58,044	16,816	93,354	41,228
Loss from operations	(151,398)	(58,044)	(16,816)	(93,354)	(41,228)
Other income (expense), net:
Change in fair value of convertible notes payable	—	(27,408)	—	27,408	(27,408)
Interest expense	—	(3,890)	(3)	3,890	(3,887)
Interest and other income, net	320	898	702	(578)	196
Total other income (expense), net	320	(30,400)	699	30,720	(31,099)
Net loss	$(151,078)	$(88,444)	$(16,117)	$(62,634)	$(72,327)
Research and Development Expenses
The following table summarizes our research and development expenses for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,			Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
	(in thousands)
Direct Costs	$68,090	$25,075	$7,760	$43,015	$17,315
Indirect Costs:
Personnel	30,819	11,300	2,642	19,519	8,658
Facilities, depreciation and other expenses	13,994	6,875	3,044	7,119	3,831
Total research and development expenses	$112,903	$43,250	$13,446	$69,653	$29,804

Research and development expenses were $112.9 million for the year ended December 31, 2021, compared to $43.3 million for the year ended December 31, 2020. The increase of $69.7 million was primarily due to an increase of $48.5 million in outside and consulting research expenses, which includes the $29.0 million milestone payment in the fourth quarter of 2021 related to the Gilead Asset Purchase Agreement (See Note 13). Also contributing to this increase in research and development expenses is an increase in personnel costs of $7.7 million and an increase in stock-based compensation of $11.8 million, both of which are primarily attributable to increased research and development personnel headcount, and an increase of $1.1 million in lab supplies related to increased development activity in connection with our preclinical product candidates.
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
General and Administrative Expenses
General and administrative expenses were $38.5 million for the year ended December 31, 2021 compared to $14.8 million for the year ended December 31, 2020. The increase of $23.7 million was primarily due to an increase in stock-based compensation of $10.7 million and an increase of $3.8 million in personnel costs, both of which are primarily attributable to increased general and administrative personnel headcount to support the growth of our research and development organization. Also contributing to this increase in general and administrative expenses is an increase of $7.5 million in professional fees, primarily attributable to legal and outside consultant costs, an increase of $1.0 million in facilities, depreciation and other expenses primarily attributable to the San Mateo facility, and an increase of $0.7 million in other expenses primarily attributable to increases in taxes and filing fees, facility costs, and information technology related services.
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
Change in Fair Value of Convertible Notes Payable
The change in fair value of convertible notes payable of $27.4 million for the year ended December 31, 2020 was directly attributable to our issuance and settlement of the 2020 Notes and the Gilead Note. There were no similar transactions in the years ended December 31, 2021 and 2019.
Interest Expense
Interest expense of $3.9 million for the year ended December 31, 2020 consists of debt issuance costs that were expensed on issuance of the 2020 Notes. There were no similar material transactions in the years ended December 31, 2021 and 2019.
Interest and Other Income, Net
Interest and other income, net was $0.3 million and $0.9 million for the years ended December 31, 2021 and 2020, respectively. The $0.6 million decrease was due to a lower interest earning balance and lower interest rates during the twelve months ended December 31, 2021.

Interest and other income, net was $0.9 million and $0.7 million for the years ended December 31, 2020 and 2019, respectively. The $0.2 million increase was due to interest earned on our cash equivalents and investments as our combined cash, cash equivalents and investments interest earning balance was higher during the twelve months ended December 31, 2020.
Liquidity and Capital Resources
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
As of December 31, 2021, we had cash, cash equivalents and investments of $339.5 million. We expect that our cash, cash equivalents and investments as of December 31, 2021, will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2024.
Material Cash Requirements
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to entospletinib, lanraplenib and KB-0742, and our other research efforts, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
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

Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cash used in operating activities	$(117,924)	$(37,912)	$(15,082)
Cash provided by (used in) investing activities	63,724	(160,235)	(67,581)
Cash provided by financing activities	4,460	415,613	105,007
Net increase in cash and cash equivalents	$(49,740)	$217,466	$22,344
Operating Activities
During the year ended December 31, 2021, cash used in operating activities was $117.9 million, which was primarily attributable to our net loss of $151.1 million, partially offset by non-cash charges of $34.8 million. The non-cash charges primarily consisted of $26.2 million in stock-based compensation, net amortization and accretion of investment securities of $4.0 million, noncash lease expense of $2.1 million, depreciation and amortization of $2.0 million, and cash used by changes in our operating assets and liabilities of $1.6 million. Net cash used by changes in our operating assets and liabilities of $1.6 million during the year ended December 31, 2021 consisted of a decrease of $2.3 million in other liabilities and a decrease of $1.0 million in prepaid and other current assets partially offset by an increase in accounts payable and accrued expenses of $1.6 million and an increase of $0.1 million in other assets. The decrease in other liabilities was primarily the result of an decrease in the unvested early exercised share liability. The increase in accounts payable and accrued expenses was largely due to increases in accrued compensation and external research and development costs.
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
Investing Activities
During the year ended December 31, 2021, cash provided by investing activities was $63.7 million, consisting of $226.2 million in maturities of marketable securities, partially offset by net investment purchases of $158.3 million and $4.3 million for the purchase of property and equipment.
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
Financing Activities
During the year ended December 31, 2021, net cash provided by financing activities was $4.5 million, consisting primarily of net proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan of $3.1 million and $1.3 million, respectively.
During the year ended December 31, 2020, net cash provided by financing activities was $415.6 million, consisting primarily of net proceeds from the IPO of $263.7 million, net proceeds from the issuance of 2020 Notes of $151.3 million and proceeds from the exercise of stock options of $0.6 million.
During the year ended December 31, 2019, net cash provided by financing activities was $105.0 million, consisting of net proceeds of $104.9 million from our sales of shares of our Series A convertible preferred stock and proceeds from the exercise of stock options of $0.1 million.
Contractual Obligations and Commitments
In February 2021, we entered into a new lease agreement for our office space in San Mateo, California, in order to move from our former suites, totaling 8,075 square-feet, to a single, larger suite totaling 17,340 square-feet, and relocated in the third quarter of 2021. We accounted for this change in lease term of the original suites as a modification of the originally amended lease. Refer to Note 14 for further discussion on the accounting implications of the lease modification.
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
Pursuant to the Tempus Agreement, we are obligated to make milestone payments upon the achievement of specified regulatory milestones as well as annual minimum commitments in quarterly installments. Some payment obligations under this agreement are contingent upon future events, such as our achievement of specified milestones. We are currently unable to estimate the timing or likelihood of achieving these milestones. See the subsection titled “—Strategic Agreements—Tempus R&D Services Agreement” above.
We enter into contracts in the ordinary course of business with CROs for clinical trials, preclinical and clinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts do not contain any minimum purchase commitments and are generally terminable by us upon prior notice. Payments due upon termination generally consist only of payments for services provided and expenses incurred up to the date of termination.

Critical Accounting Policies and Estimates
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
While our significant accounting policies and estimates are described in more detail in the notes to our financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.
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
Accrued Research and Development Expenses
As part of the process of preparing our financial statements, we are required to estimate our accrued research and development and manufacturing expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:
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
We believe that the assumptions and estimates associated with accrued research and development expenditures and stock-based compensation have the most significant impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
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
•Expected Volatility—The expected volatility for the years ended December 31, 2021, 2020 and 2019 is estimated based on the average historical volatilities of common stock of comparable publicly traded entities over a period equal to the expected term of the stock option grants. The comparable companies are chosen based on their size, stage in the product development cycle or area of specialty. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.
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
See Note 10 to our financial statements included elsewhere in this Annual Report to Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option-pricing model to determine the estimated fair value of our stock options granted in the years ended December 31, 2021, 2020, and 2019.
Stock-based compensation expense was $26.2 million, $3.8 million and $0.1 million during the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, we had $49.9 million, $17.9 million, and $0.3 million of total unrecognized stock-based compensation costs for stock options, restricted stock units, and restricted stock awards, respectively, which we expect to recognize over a weighted-average period of 2.93, 2.01, and 2.58 years, respectively.

Recently Issued and Adopted Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is provided in Note 2 to our financial statements included elsewhere in Item 8 of Part II of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents, short-term investments, and long-term investments. As of December 31, 2021, our cash equivalents and short-term investments consisted of money market funds, corporate bonds, and U.S. Treasury securities. As of December 31, 2021, we did not have any long-term investments. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes resulting from the impact of the COVID-19 pandemic. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. If a 100 basis point increase or decrease in interest rates were to have occurred on December 31, 2021, this change would not have had a material impact on our financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.
Foreign Currency Exchange Risk
All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that permit us to satisfy our payment obligations in U.S. dollars (at prevailing exchange rates) but have underlying payment obligations denominated in foreign currencies, primarily including the Euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not had a formal hedging program with respect to foreign currency. We believe a hypothetical 100 basis point increase or decrease in exchange rates at December 31, 2021 would not have had a material effect on our financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Kronos Bio, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Kronos Bio, Inc., (the Company) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
Redwood City, California
February 24, 2022

KRONOS BIO, INC.
Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$198,270	$248,009
Short-term investments	141,239	165,052
Prepaid expenses and other current assets	8,045	6,741
Total current assets	347,554	419,802
Long-term investments	—	49,001
Property and equipment, net	14,880	13,646
Operating lease right-of-use assets	26,904	27,322
Restricted cash	2,026	2,027
Other noncurrent assets	112	166
Total assets	$391,476	$511,964
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$998	$4,550
Accrued expenses	9,063	4,974
Current portion of operating lease liabilities	2,109	937
Current portion of other liabilities	1,456	2,395
Total current liabilities	13,626	12,856
Noncurrent operating lease liabilities	31,653	31,120
Other noncurrent liabilities	1,100	2,469
Total liabilities	46,379	46,445
Commitments and contingencies (Note 13)
Stockholder's equity:
Common stock, $0.001 par value, 200,000,000 and 200,000,000 shares authorized as of December 31, 2021 and 2020 respectively; 55,703,327 and 54,073,901 shares issued and outstanding as of December 31, 2021 and 2020, respectively.	56	54
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued and outstanding
Additional paid-in capital	608,064	577,390
Accumulated deficit	(262,984)	(111,906)
Accumulated other comprehensive income (loss)	(39)	(19)
Total stockholders' equity	345,097	465,519
Total liabilities and stockholders’ equity	$391,476	$511,964

The accompanying notes are an integral part of these financial statements.

KRONOS BIO, INC.
Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020	2019
Operating expenses:
Research and development	$112,903	$43,250	$13,446
General and administrative	38,495	14,794	3,370
Total operating expenses	151,398	58,044	16,816
Loss from operations	(151,398)	(58,044)	(16,816)
Other income (expense), net:
Change in fair value of convertible notes payable	—	(27,408)	—
Interest expense	—	(3,890)	(3)
Interest and other income, net	320	898	702
Total other income (expense), net	320	(30,400)	699
Net loss	(151,078)	(88,444)	(16,117)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	(20)	(1)	(18)
Net comprehensive loss	$(151,098)	$(88,445)	$(16,135)
Net loss per share, basic and diluted	$(2.76)	$(5.43)	$(3.05)
Weighted-average number of shares used to compute net loss per share, basic and diluted	54,753,599	16,277,247	5,278,748
The accompanying notes are an integral part of these financial statements.

KRONOS BIO, INC.
Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	7,806,977	$17,985	4,966,227	$5	$44	$—	$(7,345)	$(7,296)
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	—	—	694,164	1	114	—	—	115
Stock-based compensation expense	—	—	—	—	113	—	—	113
Issuance of Series A convertible preferred stock at $7.67 per share, net of issuance costs of $78	13,697,916	104,922	—	—	—	—	—	—
Net unrealized loss on available-for-sale securities	—	—	—	—	—	(18)	—	(18)
Net loss	—	—		—	—	—	(16,117)	(16,117)
Balance at December 31, 2019	21,504,893	$122,907	5,660,391	$6	$271	$(18)	$(23,462)	$(23,203)
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	—	—	795,026	—	645	—	—	645
Stock-based compensation expense	—	—	—	—	3,753	—	—	3,753
Net unrealized gain on available-for-sale securities	—	—	—	—	—	(1)	—	(1)
Issuance of common stock upon initial public offering, net of commission and issuance costs of $23,775	—	—	15,131,579	15	263,710	—	—	263,725
Conversion of preferred stock into common stock	(21,504,893)	(122,907)	22,687,625	23	122,884	—	—	122,907
Issuance of common stock upon conversion of convertible notes	—	—	9,799,280	10	186,127	—	—	186,137
Net loss	—	—	—	—	—	—	(88,444)	(88,444)
Balance at December 31, 2020	—	$—	54,073,901	$54	$577,390	$(19)	$(111,906)	$465,519
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	—	—	1,533,703	2	3,125	—	—	3,127
Stock-based compensation expense	—	—	—	—	26,211	—	—	26,211
Employee stock purchase plan	—	—	95,723	—	1,338	—	—	1,338
Net unrealized gain on available-for-sale securities	—	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	—	(151,078)	(151,078)
Balance at December 31, 2021	—	$—	55,703,327	$56	$608,064	$(39)	$(262,984)	$345,097
The accompanying notes are an integral part of these financial statements.

KRONOS BIO, INC.
Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(151,078)	$(88,444)	$(16,117)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,977	839	356
Net amortization/accretion on marketable securities	3,997	326	(4)
Change in accrued interest on marketable securities	485	265	45
Change in fair value of convertible notes payable	—	27,408	—
Debt issuance costs on convertible notes payable	—	3,889	—
Acquired in-process research and development	—	3,565	—
Stock-based compensation expense	26,211	3,753	113
Noncash lease expense	2,104	4,027	249
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(975)	(5,226)	(607)
Other long-term assets	54	261	(153)
Accounts payable	(3,195)	2,807	716
Accrued expenses	4,786	3,229	620
Right-of-use operating assets and liabilities, net	19	685	(252)
Other liabilities	(2,309)	4,704	(48)
Net cash used in operating activities	(117,924)	(37,912)	(15,082)

Cash flows from investing activities:
Purchase of property and equipment	(4,260)	(9,568)	(2,948)
Purchase of marketable securities	(177,734)	(229,328)	(64,633)
Maturities of marketable securities	226,245	78,661	—
Sale of marketable securities	19,473	—	—
Net cash provided by (used in) investing activities	63,724	(160,235)	(67,581)

Cash flows from financing activities:
Proceeds from initial public offering, net of commission and issuance costs	—	263,725	—
Proceeds from issuance of convertible notes, net of issuance costs	—	151,275	—
Principal payments on finance lease	(5)	(32)	(30)
Proceeds from issuance of common stock upon exercise or vesting of stock options	3,127	645	115
Proceeds from issuance of common stock under the employee stock purchase plan	1,338	—	—
Proceeds from issuance of preferred stock, net of financing fees	—	—	104,922
Net cash provided by financing activities	4,460	415,613	105,007

Net increase (decrease) in cash and cash equivalents	(49,740)	217,466	22,344
Cash, cash equivalents and restricted cash at beginning of period	250,036	32,570	10,226
Cash, cash equivalents and restricted cash at end of period	$200,296	$250,036	$32,570

Supplemental disclosures of non-cash activities:
Common stock issued on conversion of convertible preferred stock	$—	$122,907	$—
Common stock issued on conversion of convertible notes payable	$—	$186,137	$—
Property and equipment additions included in accounts payable and accrued expenses	$226	$1,280	$116
Reduction of right-of-use asset due to modification	$(1,741)	$—	$—
Right-of-use asset obtained in exchange for operating lease liability	$3,764	$28,839	$4

Cash and cash equivalents at end of period	$198,270	$248,009	$32,570
Restricted cash at end of period	2,026	2,027	—
Cash, cash equivalents and restricted cash at end of period	$200,296	$250,036	$32,570
The accompanying notes are an integral part of these financial statements.

KRONOS BIO, INC.
Notes to Financial Statements

1.NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Kronos Bio, Inc. (Kronos or the Company), a Delaware corporation, was incorporated on June 2, 2017. The Company is an integrated discovery through late-stage clinical development biopharmaceutical company, with a focus on developing therapeutics that target the dysregulated transcription that causes cancer and other serious diseases.
The Company operates in one business segment, the development of biopharmaceutical products.
Basis of Presentation
The accompanying financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America (GAAP).
Initial Public Offering
In October 2020, the Company completed an initial public offering (IPO) of its common stock. In connection with its IPO, the Company issued and sold 15,131,579 shares of its common stock, which included 1,973,684 shares of its common stock issued and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $19.00 per share. As a result of the IPO, the Company received $263.7 million in net proceeds, after deducting underwriting discounts and commissions of $20.1 million and offering expenses of $3.7 million payable by the Company. At the closing of the IPO, all then outstanding shares of convertible preferred stock were automatically converted into 22,687,625 shares of common stock, and the then outstanding 2020 Notes (see Note 15) were automatically converted into 9,610,713 shares of common stock. At the closing of the IPO, the then outstanding Gilead Note (see Note 13) was also converted into 188,567 shares of common stock. Following the IPO, there were no shares of convertible preferred stock outstanding.
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
Need for Additional Capital
The Company has incurred operating losses and expects to continue to generate operating losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities. The Company had cash, cash equivalents and investments of $339.5 million as of December 31, 2021. Since inception through December 31, 2021, the Company has incurred a cumulative net operating loss of $263.0 million. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.

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
Research and Development Expenses
Research and development (R&D) expenses consist primarily of personnel costs, including salaries, benefits and stock-based compensation, discovery and development research performed by contract research organizations (CROs), investigator grants, materials and supplies, licenses and fees and overhead allocations consisting of various support and facility-related costs. The Company expenses R&D costs as the services are performed or the goods are received. Research and development expenses for the year ended December 31, 2021 included a $29.0 million milestone payment to Gilead which became payable upon initiation of the Company’s registrational Phase 3 clinical trial of entospletinib in combination with induction chemotherapy in acute myeloid leukemia patients with NPM1 mutations. Research and development expenses for the year ended December 31, 2020 included $6.6 million related to acquired intangible assets as research and development

KRONOS BIO, INC.
Notes to Financial Statements
costs pursuant to the Asset Purchase Agreement with Gilead (see Note 13) as, at the time of acquisition of the asset, the technology was under development; was not approved by the U.S. Food and Drug Administration or other regulatory agencies for marketing; had not reached technical feasibility; or otherwise had no foreseeable alternative future use. There were no acquired intangible assets expensed for the years ended December 31, 2021 and 2019.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.
Restricted Cash
The Company has deposited cash of $2.0 million as of December 31, 2021 and 2020 to secure a letter of credit in connection with the lease of the new Cambridge facility (see Note 14). The Company has classified the restricted cash as a noncurrent asset on its balance sheets.
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
The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on maturities and concentration by type and issuer. The Company maintains cash balances in excess of amounts insured by the FDIC and concentrated within a limited number of financial institutions. The accounts are monitored by management and management believes that the financial institutions are financially sound, and, accordingly, minimal credit risk exists with respect to these financial institutions. As of December 31, 2021 and 2020, the Company has not experienced any credit losses in such accounts or investments.
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
As of December 31, 2021 and 2020, the Company recorded financial assets requiring fair value measurement. The financial assets include cash equivalents and investments. The financial liabilities recorded during the year ended December 31, 2020, consisting of the convertible promissory note (Gilead Note) from the Gilead Asset Purchase Agreement (see Note 13) and the convertible promissory notes (2020 Notes) sold in August 2020 (see Note 15), were settled upon the closing of the IPO. As a result, there were no financial liabilities requiring fair value measurement as of December 31, 2021 and 2020.
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
Estimated useful lives in years are generally as follows:

Description	Estimated Useful Life
Lab equipment	3 to 7 years
Leasehold improvements	Shorter of useful life or lease term
Furniture and fixtures	5 to 7 years
Computer equipment	3 years
Deferred Offering Costs
Offering costs, including legal, accounting, and filing fees related to the IPO, were deferred and were offset against the offering proceeds upon the completion of the IPO. Prior to the IPO, all deferred offering costs were capitalized in other noncurrent assets. Upon the completion of the IPO in October 2020, $3.7 million of deferred offering costs were reclassified to additional paid in capital on the accompanying statement of convertible preferred stock and stockholders’ equity (deficit). There were no deferred offering costs recorded as of December 31, 2021 and 2020.
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
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2021, 2020 and 2019, other comprehensive loss consisted of unrealized gains and losses from available-for-sale securities.
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

KRONOS BIO, INC.
Notes to Financial Statements
Recent Accounting Pronouncements Not Yet Adopted
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force), which clarifies and reduces diversity in accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This guidance will be effective for the Company in the first quarter of 2022, and early adoption is permitted. The effect on our financial statements and related disclosures is not material.
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
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of December 31, 2021 and 2020 were as follows:

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
		(in thousands)
Financial Assets:
Money market funds	$188,923	$—	$—	$188,923
Corporate bonds	—	63,620	—	63,620
U.S. treasury securities	79,394	—	—	79,394
Total financial assets	$268,317	$63,620	$—	$331,937

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Financial Assets:
Money market funds	$114,184	$—	$—	$114,184
Certificates of deposit	1,229	—	—	1,229
Corporate bonds	—	40,736	—	40,736
U.S. agency securities	—	10,001	—	10,001
U.S. treasury securities	284,721	—	—	284,721
Total financial assets	$400,134	$50,737	$—	$450,871
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

KRONOS BIO, INC.
Notes to Financial Statements
The Company did not have any financial assets or liabilities as of December 31, 2021 and 2020 that required Level 3 inputs.
4.INVESTMENTS
The fair value and amortized cost of available-for-sale securities by major security type as of December 31, 2021 and 2020 were as follows:

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
		(in thousands)
Money market funds	$188,923	$—	$—	$188,923
Corporate bonds	63,647	2	(29)	63,620
U.S. agency securities	—	—	—	—
U.S. treasury securities	79,406	—	(12)	79,394
Total cash equivalents and investments	$331,976	$2	$(41)	$331,937

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$114,184	$—	$—	$114,184
Certificates of deposit	1,225	4	—	1,229
Corporate bonds	40,743	9	(16)	40,736
U.S. agency securities	9,999	2	—	10,001
U.S. treasury securities	284,739	3	(21)	284,721
Total cash equivalents and investments	$450,890	$18	$(37)	$450,871

KRONOS BIO, INC.
Notes to Financial Statements

These available-for-sale securities were classified on the Company’s balance sheets as of December 31, 2021 and 2020 as:

	Fair Value
	December 31,
	2021	2020
	(in thousands)
Cash equivalents	$190,698	$236,818
Short-term investments	141,239	165,052
Long-term investments	—	49,001
Total cash equivalents and investments	$331,937	$450,871
The fair values of available-for-sale securities by contractual maturity as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
	(in thousands)
Due in 1 year or less	$143,014	$287,686
Due in 1 to 2 years	—	49,001
Instruments not due at a single maturity date	188,923	114,184
Total cash equivalents and investments	$331,937	$450,871
As of December 31, 2021 and 2020, the remaining contractual maturities of available-for-sale securities were less than two years, respectively. There have been no significant realized losses on available-for-sale securities for any of the periods presented in the accompanying financial statements. Based on the Company’s review of its available-for-sale securities, the Company believes that it had no other-than-temporary impairments on these securities as of December 31, 2021 and 2020 because the Company does not intend to sell these securities nor does it believe that it will be required to sell these securities before the recovery of their amortized cost basis. Gross realized gains and gross realized losses were immaterial for any of the periods presented in the accompanying financial statements.
As of December 31, 2021 and 2020, unrealized losses on available-for-sale investments are not attributed to credit risk. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s marketable securities are due to market factors.

KRONOS BIO, INC.
Notes to Financial Statements
5.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following as of December 31, 2021 and 2020:

	December 31,
	2021	2020
	(in thousands)
Accrued interest on short-term available-for-sale securities	$816	$612
Prepaid equipment service contracts	360	383
Prepaid external research and development and outside services	3,074	1,889
Prepaid software	624	736
Prepaid insurance	2,644	2,881
Prepaid rent and other	527	240
Total prepaid expenses and other current assets	$8,045	$6,741
6.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following as of December 31, 2021 and 2020:

	December 31,
	2021	2020
	(in thousands)
Property and equipment:
Lab equipment	$8,164	$5,619
Leasehold improvements	9,335	8,957
Furniture and fixtures	596	216
Finance lease on R&D equipment	—	139
Computer equipment	44	—
Total property and equipment	18,139	14,931
Less: Accumulated depreciation and amortization	(3,259)	(1,285)
Total property and equipment, net	$14,880	$13,646
Depreciation and amortization expense was $2.0 million, $0.8 million, and $0.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.
7.ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LIABILITIES
Accrued expenses consisted of the following as of December 31, 2021 and 2020:

	December 31,
	2021	2020
	(in thousands)
Accrued compensation	$4,570	$2,274
External research and development	2,655	1,017
Accrued outside services	1,598	—
Accrued taxes	—	558
Accrued leasehold improvements	—	927
Other accrued expenses	240	198
Total accrued expenses	$9,063	$4,974

KRONOS BIO, INC.
Notes to Financial Statements
Current portion of other liabilities consist of the following as of December 31, 2021 and 2020:

	December 31,
	2021	2020
	(in thousands)
Current portion of finance lease liability	$—	$5
Current portion of unvested early exercised share liability	1,364	2,174
ESPP withholdings	92	216
Total current portion of other liabilities	$1,456	$2,395
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
The Convertible Preferred Stock consisted of the following as of December 31, 2019:

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
Preferred Stock
Pursuant to the Amended and Restated Certificate of Incorporation filed on October 14, 2020, as amended, the Company is authorized to issue a total of 10,000,000 shares of undesignated preferred stock, par value $0.001, of which no shares were issued or outstanding as of December 31, 2021 and 2020.
9.COMMON STOCK
Pursuant to the Company’s amended and restated certificate of incorporation filed on October 14, 2020, as amended, the Company is authorized to issue a total of 200,000,000 shares of its common stock, par value $0.001. As of December 31, 2021 and December 31, 2020, there were 55,703,327 and 54,073,901 shares issued and outstanding, respectively.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders. Subject to the rights of the Preferred Stock, holders of the Company’s common stock are entitled to receive dividends, as may be declared by the Board of Directors.

KRONOS BIO, INC.
Notes to Financial Statements
10.STOCK-BASED COMPENSATION
2020 Equity Incentive Plan
In October 2020, the Company adopted its 2020 Equity Incentive Plan (the 2020 Plan) which replaced the 2017 Equity Incentive Plan (Prior Plan) upon completion of the IPO. The 2020 Plan provides for the grant of incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, directors, and consultants of the Company. Under the 2020 Plan, the maximum number of shares of common stock that may be issued increased to 11,938,152 shares. The number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase each year for a period of ten years, beginning in 2021 and continuing through 2030, in an amount equal to (1) 5.0% of the total numbers of shares of the Company’s common stock outstanding on December 31st of the immediately preceding year, or (2) a lesser number of shares determined by the Board of Directors no later than December 31st of the immediately preceding year. As a result of the automatic annual increases, the maximum number of shares of common stock that may be issued under the 2020 Plan as of December 31, 2021 was 14,739,827 shares.
Under the 2020 Plan, the exercise prices, vesting, and other restrictions are determined at the discretion of the Board of Directors, or a designated committee thereof, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the common stock on the date of grant and the term of stock option may not be greater than 10 years. The Company recognizes the impact of forfeitures on stock-based compensation expense as forfeitures occur. The Company applies the straight-line method of expense recognition to all awards with only service-based vesting conditions. Vesting periods are determined at the discretion of the Board of Directors. Stock options typically vest over four years. The maximum contractual term is 10 years.
As of December 31, 2021 and 2020, there were 4,647,580 and 3,696,370 shares, respectively, reserved by the Company under the 2020 Plan for the future issuance of equity awards.

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
•Expected Volatility—The expected volatility for the years ended December 31, 2021, 2020 and 2019 is estimated based on the average historical volatilities of common stock of comparable publicly traded entities over a period equal to the expected term of the stock option grants. The comparable companies are chosen based on their size, stage in the product development cycle or area of specialty. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

KRONOS BIO, INC.
Notes to Financial Statements
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
The Black-Scholes option-pricing model assumptions that the Company used to determine the grant-date fair value of stock options for the years ended December 31, 2021, 2020, and 2019 were as follows, presented on a weighted-average basis:

	Year Ended December 31,
	2021	2020	2019
Fair value of common stock per share	$25.99	$10.52	$2.27
Expected term (in years)	6.01	6.00	6.07
Expected volatility	85.26%	78.36%	70.20%
Risk-free interest rate	0.90%	0.71%	1.81%
Expected dividend	—%	—%	—%
The weighted-average grant-date fair value per share of stock options granted, using the assumptions listed above, was $18.52, $7.25, and $1.42 during the years ended December 31, 2021, 2020, and 2019, respectively.
Stock Options
Stock option activity under the 2020 Plan as of December 31, 2021 is summarized as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance at December 31, 2020	6,251,159	$8.95
Granted	1,678,306	25.99
Forfeited (1)	(150,023)	13.57
Exercised	(1,189,042)	2.60
Balance at December 31, 2021	6,590,400	$14.33	8.63	$35,325
Exercisable at December 31, 2021	1,626,371	$10.51	8.36	$11,721
Unvested and expected to vest at December 31, 2021	4,964,029	$15.58	8.72	$23,604
(1) Included in forfeited are 12,748 options that were early exercised, but not yet vested at the time of termination of the grantee, and repurchased by the Company. The weighted-average exercise price of the repurchased options was $0.61 per share.
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on December 31, 2021. The intrinsic value of options exercised for the years ended December 31, 2021, 2020, and 2019 was $23.8 million, $6.1 million and $0.7 million, respectively, determined as of the applicable date of exercise. There was no future tax benefit related to options exercised, as the Company had accumulated net operating losses as of December 31, 2021 and December 31, 2020.

KRONOS BIO, INC.
Notes to Financial Statements
For the years ended December 31, 2021, 2020, and 2019, total stock-based compensation related to stock options was classified in the Company’s statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Research and development expenses	$7,753	$1,061	$54
General and administrative expenses	8,406	1,451	54
Total stock-based compensation expense	$16,159	$2,512	$108
As of December 31, 2021 and 2020, there was $49.9 million and $36.3 million of unrecognized stock-based compensation related to stock options, respectively, which is expected to be recognized over a weighted average period of 2.93 and 3.70 years, respectively.
2020 Employee Stock Purchase Plan
In October 2020, the Company adopted its 2020 Employee Stock Purchase Plan (ESPP), which initially reserved 688,000 shares of the Company’s common stock for employee purchase under terms and provisions established by the Board of Directors. The number of shares of our common stock reserved for issuance under the ESPP automatically increases in 2021 and continuing through 2030, by the lesser of (i) 1.0% of the total number of shares of common stock outstanding on December 31st of the immediately preceding year, and (ii) 1,376,000 shares, except before the date of any increase, the Board of Directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Effective January 1, 2021, the number of shares authorized under the ESPP for employee purchases increased by 560,335 shares. The ESPP is intended to qualify as an ‘employee stock purchase plan’ under Section 423 of the Internal Revenue Code. Under the current offering adopted pursuant the ESPP, each offering period shall not exceed 27 months, with shorter duration purchase periods within each offering. Employees are eligible to participate if they are employed by the Company for at least 20 hours per week and more than five months of the year. The Company issued and sold 95,723 shares of common stock under the ESPP during the year ended December 31, 2021 and no shares of common stock under the ESPP during the years ended December 31, 2020 and 2019. The Company has 1,152,612 shares reserved for future issuance under the ESPP as of December 31, 2021.
Under the ESPP, employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of common stock on the first trading day of each offering period or on the purchase date. The initial offering period commenced on October 8, 2020, the date of the underwriting agreement related to the Company’s IPO. A new offering (Subsequent Offering) automatically began in 2021, and a new offering will begin every six months thereafter over the term of the ESPP. Each Subsequent Offering will be approximately 24 months long and will consist of four purchase periods (with the purchase dates occurring on June 30 and December 31 each year during the term of the Subsequent Offering). Contributions under the ESPP are limited to a maximum of 15% of an employee’s eligible compensation.
The fair values of the rights granted under the ESPP were calculated using the following assumptions:

Year Ended December 31,
	2021	2020
Expected term (in years)	0.50 - 2.00	0.68 - 2.19
Expected volatility	71.67% - 94.85%	89.25% - 110.84%
Risk-free interest rate	0.05% - 0.25%	0.12% - 0.19%
Dividend yield	—%	—%
For the years ended December 31, 2021 and 2020, total stock-based compensation related to the ESPP was $1.4 million and $0.3 million, respectively, with $0.3 million and $0.1 million, respectively, recorded in general and administrative expenses and $1.1 million and $0.2 million, respectively, recorded in research and development expenses in the statements of operations and comprehensive loss.

KRONOS BIO, INC.
Notes to Financial Statements
Restricted Stock
Restricted stock awards and units as of December 31, 2021 are summarized as follows:

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Unvested at December 31, 2020	810,197	$22.26
Granted - restricted stock awards and units	347,267	29.14
Vested and converted to shares	(344,661)	17.49
Forfeited	(25,084)	29.83
Unvested at December 31, 2021	787,719	$26.88	2.07	$10,705
Vested and expected to vest at December 31, 2021	787,719	$26.88	2.07	$10,705
For the year ended December 31, 2020, the Company granted 274,341 restricted stock awards (RSAs) to a certain executive officer pursuant to the 2020 Plan. The RSAs are subject to lapsing repurchase rights and in order to vest, are subject to the holder’s service to the Company.
The Company recorded stock-based compensation expense for the RSAs of $0.1 million, $0.6 million, and zero in general and administrative expenses and $5,000, $5,000, and $5,000 in research and development expenses in the statements of operations and comprehensive loss for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, there was $0.3 million of unrecognized stock-based compensation related to RSAs, which is expected to be recognized over a weighted average period of 2.58 years.
The total grant date fair value for RSAs vested during the years ended December 31, 2021, 2020, and 2019 was $0.2 million, $0.6 million, and $5,000, respectively.
For the years ended December 31, 2021 and 2020, the Company issued 347,267 and 565,417, restricted stock units (RSUs), respectively, to executive officers and non-executive employees pursuant to the 2020 Plan. These RSUs have a three year vest period and in order to vest, the holder is required to provide service to the Company.
The Company recognized $8.5 million of stock-based compensation expense related to the RSUs for the year ended December 31, 2021, of which $4.1 million and $4.4 million are recorded in research and development and general and administrative expenses, respectively, in the current year statement of operations and comprehensive loss. The Company recognized $0.3 million of stock-based compensation expense related to the RSUs for the year ended December 31, 2020, of which $0.1 million and $0.2 million are recorded in research and development and general and administrative expenses, respectively, in the current year statement of operations and comprehensive loss.
As of December 31, 2021, there was $17.9 million of unrecognized stock-based compensation related to RSUs, which is expected to be recognized over a weighted average period of 2.01 years. As of December 31, 2021 and 2020, 188,470 and zero RSUs have vested, respectively.

KRONOS BIO, INC.
Notes to Financial Statements
Stock-Based Compensation Summary
Total stock-based compensation expense was classified in the Company’s statements of operations and comprehensive loss for the years ended December 31, 2021, 2020, and 2019 as follows for stock options, RSAs, RSUs, and ESPP:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Research and development expenses	$12,961	$1,390	$59
General and administrative expenses	13,250	2,363	54
Total stock-based compensation expense	$26,211	$3,753	$113

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
The deposits received are initially recorded in current portion of other liabilities and other noncurrent liabilities for the noncurrent portion. The liabilities are reclassified to common stock and paid-in capital as the repurchase right lapses. During the years ended December 31, 2021 and 2020, zero and 1,551,361 options were early exercised, respectively. At December 31, 2021 and 2020, there was $1.4 million and $2.2 million recorded in current portion of other liabilities, and $1.1 million and $2.5 million recorded in other noncurrent liabilities, respectively, related to shares held by employees and nonemployees that were subject to repurchase.
11.INCOME TAXES
The Company recorded a small amount of income tax expense related to state minimum taxes for the year ended December 31, 2021 and did not record any income tax expense for the years ended December 31, 2020 and 2019. The Company has incurred net operating losses for all the periods presented and has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements. The Company has recorded a full valuation allowance against all of its deferred tax assets as it is not more likely than not that such assets will be realized in the near future.
Reconciliation of the income tax expense calculated at the statutory rate to our zero expense for income taxes for the years ended December 31, 2021, 2020, and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Tax benefit at federal statutory rate	$(31,726)	$(18,573)	$(3,384)
State taxes	(7,138)	(2,748)	(232)
Research tax credits	(597)	(475)	(427)
Change in valuation allowance	38,846	15,062	3,958
Change in fair value of convertible notes	—	5,756	—
Other	615	978	85
Expense/(Benefit) for income taxes	$—	$—	$—

KRONOS BIO, INC.
Notes to Financial Statements
The Company’s deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets or liabilities for financial reporting purposes and the amounts used for income tax purposes as of December 31, 2021 and 2020. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Lease liabilities	$8,750	$8,312
Stock-based compensation	2,777	—
Accrued compensation	1,320	495
Net operating loss carryforwards	52,052	19,710
Tax credit carryforwards	1,296	673
Other	—	1
Total deferred tax assets	66,195	29,191
Valuation allowance	(58,713)	(20,797)
Net deferred tax assets	7,482	8,394
Deferred tax liabilities:
Right-of-use assets	(6,973)	(7,085)
Fixed assets and intangibles	(509)	(411)
Stock-based compensation	—	(898)
Total deferred tax liabilities	(7,482)	(8,394)
Net deferred tax assets	$—	$—
The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. The Company assesses its past earnings history, income tax planning and projections of future net income when determining whether it is more likely than not future tax benefits will be realized. Based on the Company’s history of losses, the Company has maintained a full valuation allowance of approximately $58.7 million and $20.8 million for the years ended December 31, 2021 and 2020, respectively. The change in valuation allowance of $37.9 million is due to increases in net operating losses and other deferred tax assets due to current year activity.
The following table sets forth the Company’s federal and state net operating loss and research credit carryforwards as of December 31, 2021:

	Amount	Expiration
	(in thousands)
Net operating losses, federal	$201,842	Indefinite
Net operating losses, federal	$601	2037
Net operating losses, state	$150,932	2037-2041
Tax credits, federal	$1,542	2037-2041
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

KRONOS BIO, INC.
Notes to Financial Statements
The Company applies the provisions of ASC Topic 740 to account for uncertain income tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Balance at beginning of the year	$141	$109	$32
Additions based on tax positions related to the current year	105	91	77
Additions to tax positions of prior years	—	—	—
Reductions of tax positions of prior years	—	(59)	—
Lapse of the applicable statute of limitations	—	—	—
Balance at the end of the year	$246	$141	$109
It is the Company’s policy to record penalties and interest related to income taxes as a component of income tax expense. The Company has not recorded any interest or penalties related to income taxes during the three and years ended December 31, 2021, 2020, and 2019. Unrecognized tax benefits are not expected to change during the next 12 months. The reversal of the unrecognized tax benefits would not affect the effective tax rate. The Company is subject to examination by U.S. federal and state tax authorities for all years since its inception.
12.NET LOSS PER SHARE
The following table summarizes the computation of basic and diluted net loss per share of the Company for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except share and per share amounts)
Net loss	$(151,078)	$(88,444)	$(16,117)
Weighted-average common stock outstanding, basic and diluted	54,753,599	16,277,247	5,278,748
Net loss per share, basic and diluted	$(2.76)	$(5.43)	$(3.05)
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

	Year Ended December 31,
	2021	2020	2019
Stock options to purchase common stock	5,802,435	4,536,337	951,302
Early exercised stock options subject to future vesting	787,965	1,714,822	774,931
Restricted stock awards subject to future vesting	88,589	244,780	215,220
Restricted stock units subject to future vesting	699,129	565,417	—
Convertible preferred stock	—	—	22,687,625
Total	7,378,118	7,061,356	24,629,078

KRONOS BIO, INC.
Notes to Financial Statements
13.COMMITMENTS AND CONTINGENCIES
R&D Services Agreement
In October 2021, the Company entered into an agreement for research and development services (Tempus Agreement) with Tempus Labs, Inc. (Tempus), pursuant to which Tempus agreed to provide the Company with research and development services for a period of three years. The three primary services are analytical services, data licensing, and organoid services. The Company intends to utilize the services contemplated under the Tempus Agreement to advance the development of KB-0742 and lanraplenib.
In consideration for the access to the services throughout the term of the Tempus Agreement, the Company has agreed to pay an annual minimum commitment of $1.5 million in year one, $2.0 million in year two, and $2.5 million in year three. Payments are made in quarterly installments. As of December 31, 2021, the Company has not made any payments under the Tempus Agreement.
In addition, the Company is required to make milestone payments upon successful achievement of certain regulatory milestones for KB-0742, lanraplenib, and other discovery pipeline compounds up to a combined maximum of $22.4 million. For each milestone payment that becomes due, the Company has the right to pay up to 50% of such milestone payment amount in shares of its common stock as long as certain regulatory requirements are met.
Asset Purchase Agreement
In July 2020, the Company entered into an asset purchase agreement (Gilead Asset Purchase Agreement) with Gilead Sciences, Inc. (Gilead), pursuant to which the Company acquired certain assets from Gilead related to entospletinib and lanraplenib, and patents and other intellectual property covering or related to the development, manufacture and commercialization of entospletinib and lanraplenib.
In consideration for such assets, on the date of the Gilead Asset Purchase Agreement, the Company made a $3.0 million upfront cash payment and issued a $3.0 million principal amount convertible promissory note to Gilead (Gilead Note). The Company also made a $0.7 million payment to reimburse Gilead for certain liabilities assumed by the Company pursuant to the Gilead Asset Purchase Agreement. In addition, the Company is required to make milestone payments upon successful achievement of certain regulatory and sales milestones for entospletinib, lanraplenib and other selective spleen tyrosine kinase inhibitor compounds covered by the patent rights acquired pursuant to the Gilead Asset Purchase Agreement and developed by the Company as a back-up to entospletinib or lanraplenib (Other Compounds). Upon initiation of the Company’s registrational Phase 3 clinical trial of entospletinib in combination with induction chemotherapy in acute myeloid leukemia patients with NPM1 mutations in December 2021, the Company paid a milestone payment to Gilead of $29.0 million. Upon successful completion of certain other regulatory milestones in the United States, European Union and United Kingdom for entospletinib, lanraplenib and any Other Compounds, across up to two distinct indications, the Company will be required to pay to Gilead an aggregate total of $51.3 million. Upon achieving certain thresholds for the aggregate annual net sales of entospletinib, lanraplenib and any Other Compounds combined, the Company would owe to Gilead potential milestone payments totaling $115.0 million.
Gilead is also eligible to receive (i) tiered marginal royalties ranging from the very low-teens to high-teens on annual worldwide net sales of entospletinib, (ii) tiered marginal royalties ranging from high-single digits to the mid-teens on annual worldwide net sales of lanraplenib and (iii) tiered marginal royalties ranging from low single digits to mid-single digits on annual worldwide net sales of any Other Compounds. The royalties in the foregoing clauses are subject to reduction, on a country-by-country basis, for products not covered by certain claims within the assigned patents, for generic entry and, in the case of entospletinib and lanraplenib, for any royalties paid for future licenses of third party intellectual property required to develop or commercialize entospletinib or lanraplenib. The Company’s royalty obligation with respect to a given product in a given country begins upon the first commercial sale of such product in such country and ends on the latest of (i) expiration of the last claim of a defined set of the assigned patent rights covering such product in such country; (ii) loss of exclusive data or marketing rights to such product in such country; or (iii) 10 years from the first commercial sale of such product in such country.

KRONOS BIO, INC.
Notes to Financial Statements
Under the Gilead Asset Purchase Agreement, the Company is required to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize either entospletinib or lanraplenib.
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
14.LEASES
In November 2020, the Company entered into a lease termination for its lab space in Cambridge, Massachusetts to terminate the lease as of January 31, 2021, rather than May 31, 2021. The cost for early termination was a payment of $0.1 million. The Company accounted for this change in lease term as a modification of the originally amended lease. As a result of the modification, the operating right-of-use asset and lease liability were remeasured as of the modification date. As of December 31, 2021, there was no remaining lease liability or right-of-use asset related to this lease.

KRONOS BIO, INC.
Notes to Financial Statements
In March 2020, the Company entered into an 11-year lease agreement to move its research and development operations from 21 Erie Street, Cambridge, Massachusetts, to a 40,514 square-feet facility at 301 Binney Street, Cambridge, Massachusetts (Cambridge facility). The lease commenced on February 28, 2020 with an initial annual base rent of $4.1 million. The initial rent payment was paid as of September 30, 2020, with rent payments escalating 3.0% annually after the initial 12 payments. As discussed in Note 2, the Company executed a letter of credit for $2.0 million in connection with the lease. The lease includes $3.7 million in certain tenant improvement allowances, which the Company included in its calculation of the right-of-use asset in the lease at commencement. As of December 31, 2021, $3.7 million in improvement costs incurred by the Company were reimbursed by the lessor are now included within the total lease liability. In connection with the lease, the Company recognized an operating lease right-of-use asset of $23.6 million and an aggregate lease liability of $29.7 million on the December 31, 2021 balance sheet. The remaining lease term is 9 years and 2 months, and the estimated incremental borrowing rate is 8.50%.
In July 2018, the Company entered into a lease agreement for a 4,661 square-foot office space to be used for general and administrative activities in San Mateo, California. The lease commenced on August 1, 2018 and had a 37-month initial term expiring on August 31, 2021. The lease also contained an option for the Company to extend the lease upon its initial expiration. In connection with the lease, the Company made a one-time cash security deposit in the amount of $28,000. In May 2020, the Company amended its agreement to extend the lease for its office in San Mateo, California through April 2025. The initial annual base rent was $0.3 million, and such amount was to increase by 3% annually on each anniversary of the commencement date. As of December 31, 2021, there was no remaining lease liability or right-of-use asset related to this lease, which ended with the modification discussed below. The operating lease right-of-use asset and an aggregate lease liability were $1.1 million and $1.1 million, respectively as of December 31, 2020.
In July 2020, the Company expanded to an adjacent suite in the San Mateo, California office space, which was treated as a separate lease for accounting purposes. The additional space was approximately 3,414 square feet and was used for general and administrative activities. The lease commenced on July 1, 2020 and had an initial expiration date of April 30, 2025. In connection with the additional space leased, the Company made a one-time additional cash security deposit in the amount of $25,000. The initial annual base rent for the expansion was $0.2 million, and such amount will increase by 3% annually on each anniversary of the commencement date. As of December 31, 2021, there was no remaining lease liability or right-of-use asset related to this lease, which ended with the modification discussed below. The operating lease right-of-use asset and aggregate lease liability for this suite were $0.8 million and $0.8 million, respectively, as of December 31, 2020.
In February 2021, the Company entered into a new lease agreement for its office space in San Mateo, California to move from its current suites, totaling 8,075 square-feet, to a larger suite totaling 17,340 square-feet, and a lease commencement date in the second quarter of 2021. The Company accounted for this change in lease term of the original suites as a modification of the originally amended lease. As a result of the modification, the operating right-of-use asset and lease liability were remeasured as of the modification date.
The new 17,340 square foot suite will be treated as a separate lease for accounting purposes. The initial annual base rent for the new space will be $1.2 million, and such amount will increase by 3% annually on each anniversary of the new premises commencement date. In connection with the larger space leased, the Company has also made an additional one-time cash security deposit in the amount of $59,000. The new lease commenced in April 2021 and the new lease agreement extends the termination date from April 30, 2025 to June 1, 2026. In connection with the lease, the Company recognized an operating lease right-of-use asset of $3.3 million and an aggregate lease liability of $4.1 million as of December 31, 2021. The Company did not recognize any right-of-use asset or aggregate lease liability as of December 31, 2020. The remaining lease term is 4.5 years, and the estimated incremental borrowing rate is 11.18%.

KRONOS BIO, INC.
Notes to Financial Statements
The following table summarizes the presentation of the Company’s finance lease in its balance sheets as of December 31, 2021 and 2020:

Balance Sheet Caption	December 31,
	2021	2020
	(in thousands)
Assets:
Property and equipment, net	$—	$83
Liabilities:
Current portion of other liabilities	—	5
Total finance lease liabilities	$—	$5
The following table summarizes the presentation of the Company’s operating leases in its balance sheets as of December 31, 2021 and 2020:

Balance Sheet Caption	December 31,
	2021	2020
	(in thousands)
Assets:
Operating lease assets	$26,904	$27,322
Liabilities:
Current portion of operating lease liabilities	$2,109	$937
Noncurrent operating lease liabilities	31,653	31,120
Total operating lease liabilities	$33,762	$32,057
The following table summarizes the effect of finance lease costs in the Company’s statements of operations and comprehensive loss for years ended December 31, 2021, 2020, and 2019:

Statement of Operations and Comprehensive Loss Caption	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Research and development	$3	$20	$20
Interest expense	—	1	3
Total finance lease cost	$3	$21	$23
The following table summarizes the effect of operating lease costs in the Company’s statements of operations and comprehensive loss for the years ended December 31, 2021, 2020, and 2019:

Statement of Operations and Comprehensive Loss Caption	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Research and development	$3,308	$4,272	$—
General and administrative	2,015	1,293	310
Total operating lease cost	$5,323	$5,565	$310

The Company made cash payments of $4.4 million, $2.8 million, and $0.3 million under the lease agreements during the years ended December 31, 2021, 2020, and 2019, respectively.

KRONOS BIO, INC.
Notes to Financial Statements
The undiscounted future non-cancellable lease payments under the Company's operating leases as of December 31, 2021 for the next five years and thereafter is expected to be as follows:

Period Ending December 31,	Amount
(in thousands)
2022	$5,020
2023	5,581
2024	5,749
2025	5,921
2026 and thereafter	26,705
Total undiscounted lease payments	48,976
Less: Present value adjustment	(15,214)
Present value of operating lease liabilities	$33,762
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
On issuance, the Company had elected to account for the 2020 Notes at fair value with any changes in fair value being recognized through the statements of operations until the 2020 Notes settled. On issuance, the fair value of the 2020 Notes was determined to be equal to $155.2 million, which is the principal amount of the 2020 Notes, and total debt issuance costs of $3.9 million were expensed and recognized as interest expense in the accompanying statements of operations and comprehensive loss. The fair value of the 2020 Notes was determined to be $182.6 million upon settlement. The fair value upon settlement was determined by using the IPO price per share $19.00 of the 9,610,713 shares converted. For the year ended December 31, 2020, the Company recognized a $27.4 million loss in the accompanying statements of operations and comprehensive loss for the change in fair value of the 2020 Notes. For the years ended December 31, 2021 and 2019, the Company recognized no gain or loss in the accompanying statements of operations and comprehensive loss for the change in fair value of the 2020 Notes. There were no other similar transactions during the year ended December 31, 2021.
16.RELATED PARTIES
On December 1, 2017, the Company entered into a services agreement with Two River Consulting, LLC (Two River) to provide various clinical development, operational, managerial, accounting and financial, and administrative services to the Company. On December 31, 2021, the Company amended the agreement to limit the scope to accounting and managerial accounting services. Arie Belldegrun, M.D., FACS, the Chair of the Board of Directors, is the Chair of Two River. Mr. Joshua Kazam and Mr. David Tanen, each a director of the Company, are each partners of Two River. Mr. Tanen additionally serves as our Corporate Secretary. Mr. Christopher Wilfong, a strategic advisor to the Company, is an Operating Partner of Two River and Mr. Sean Algeo, serving as the Company’s Financial Consultant, is the Chief Financial Officer of Two River. During the years ended December 31, 2021, 2020, and 2019, the Company incurred expenses of $0.3 million, $1.2 million, and $0.9 million, respectively, for these services.
Some of the Company’s expenses are periodically paid by Two River. The Company reimburses Two River for these expenses and no interest is charged on the outstanding balance. These reimbursable expenses totaled zero , $27,000, and $49,000 for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021 and 2020, the Company had payables to Two River of zero and $0.2 million, respectively.

KRONOS BIO, INC.
Notes to Financial Statements
In 2019, the Company entered into a consulting agreement with Bellco Capital, LLC (Bellco) to provide various executive services to the Company. Arie Belldegrun, M.D., FACS, the Chair of the Board of Directors, is the Chair of Bellco. Rebecka Belldegrun, M.D., who served as a director of the Company through January 25, 2021, is the President and Chief Executive Officer of Bellco. During the years ended December 31, 2021 and 2020, and 2019, the Company incurred expenses of $129,000, $25,000, and $25,000, respectively, for these services.

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
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal year and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the year ended December 31, 2021, we implemented a newly licensed enterprise resource planning (ERP) information technology system to manage certain aspects of our operations, including our financial reporting. Other than this change mentioned, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to evaluate the effectiveness of internal controls, procedures, and technology on an on-going basis to maximize efficiency and productivity.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report herein, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2021.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Kronos Bio, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Kronos Bio, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Kronos Bio, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 financial statements of the Company and our report dated February 24, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Redwood City, California
February 24, 2022

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item and not set forth below will be set forth in the section headed “—Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC (our Proxy Statement) on or before May 2, 2022 and is incorporated in this Annual Report by reference.
We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at www.kronosbio.com under the Corporate Governance section of our Investors and Media page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver. Shareholders may request a free copy of the Code of Business Conduct and Ethics from our Assistant General Counsel, c/o Kronos Bio, 1300 So. El Camino Real, Suite 400, San Mateo, California 94402.
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
Information regarding our equity compensation plans will be set forth in the sections headed “Executive Compensation” and “Director Compensation” in our Proxy Statement and is incorporated in this Annual Report by reference.
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

10.9
Office Lease, by and between the registrant and MPVCA SAN MATEO LLC, a California limited liability company (as successor in interest to DWF IV 1300 S El Camino LLC), dated July 19, 2018, as amended (incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-1 (File No. 333-248925), as amended, filed with the SEC on September 18, 2020).

10.10
Second Amendment to Office Lease, dated February 8, 2021, by and between the registrant and MPVCA San Mateo LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-39592), filed with the SEC on May 11, 2021).

10.11
Lease, by and between the registrant and BMR-Rogers Street LLC, dated February 28, 2020 (incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (File No. 333-248925), as amended, filed with the SEC on September 18, 2020).

10.12¥
License Agreement, by and between the registrant and President and Fellows of Harvard College, dated January 16, 2018 (incorporated by reference to Exhibit 10.11 to the registrant’s Registration Statement on Form S-1 (File No. 333-248925), as amended, filed with the SEC on September 18, 2020).

10.13+
Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1 (File No. 333-248925), as amended, filed with the SEC on October 5, 2020).

10.14+¥
Letter of Agreement, by and between the registrant and Christopher Dinsmore, Ph.D., dated May 29, 2020 (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K (File No. 001-39592), filed with the SEC on March 23, 2021).

	23.1	Consent of Independent Registered Public Accounting Firm.
	24.1	Power of Attorney. Reference is made to the signature page hereto.
	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
	32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
	101.INS	Inline XBRL Instance Document (this document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
	101.SCH	Inline XBRL Taxonomy Extension Schema Document.
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

¥	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
+	Indicates management contract or compensatory plan.
*	Certain portions of this exhibit are omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRONOS BIO, INC.

Date:	February 24, 2022	By:	/s/ Norbert Bischofberger
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

Signature	Title	Date

/s/ Norbert Bischofberger	President, Chief Executive Officer and Director	February 24, 2022
Norbert Bischofberger, Ph.D.	(Principal Executive Officer)

/s/ Yasir Al-Wakeel	Chief Financial Officer and Head of Corporate Development	February 24, 2022
Yasir Al-Wakeel, BM BCh	(Principal Financial and Accounting Officer)

/s/ Arie Belldegrun	Chair of the Board of Directors	February 24, 2022
Arie Belldegrun, M.D. FACS

/s/ Marianne De Backer	Director	February 24, 2022
Marianne De Backer, Ph.D.

/s/ Roshawn Blunt	Director	February 24, 2022
Roshawn Blunt

/s/ Joshua Kazam	Director	February 24, 2022
Joshua Kazam

/s/ Elena Ridloff	Director	February 24, 2022
Elena Ridloff, CFA

/s/ Otello Stampacchia	Director	February 24, 2022
Otello Stampacchia, Ph.D.

/s/ David Tanen	Director	February 24, 2022
David Tanen

/s/ Taiyin Yang	Director	February 24, 2022
Taiyin Yang, Ph.D.