Form 10-Q
period 2022-03-31
Kronos Bio, Inc.
filed 2022-05-04
CIK 1741830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No
As of April 27, 2022 the registrant had 56,732,201 shares of common stock, $0.001 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KRONOS BIO, INC.
Condensed Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets		(1)
Current assets:
Cash and cash equivalents	$148,979	$198,270
Short-term investments	154,157	141,239
Prepaid expenses and other current assets	7,455	8,045
Total current assets	310,591	347,554
Long-term investments	12,246	—
Property and equipment, net	14,510	14,880
Operating lease right-of-use assets	26,370	26,904
Restricted cash	2,026	2,026
Other noncurrent assets	113	112
Total assets	$365,856	$391,476
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,719	$998
Accrued expenses	8,328	9,063
Current portion of operating lease liabilities	2,502	2,109
Current portion of other liabilities	1,529	1,456
Total current liabilities	17,078	13,626
Noncurrent operating lease liabilities	30,963	31,653
Other noncurrent liabilities	795	1,100
Total liabilities	48,836	46,379
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 authorized as of March 31, 2022 and December 31, 2021; 56,064,509 and 55,703,327 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	56	56
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued and outstanding.
Additional paid-in capital	616,381	608,064
Accumulated deficit	(299,247)	(262,984)
Accumulated other comprehensive income (loss)	(170)	(39)
Total stockholders' equity	317,020	345,097
Total liabilities and stockholders’ equity	$365,856	$391,476
(1) The balance sheet as of December 31, 2021 is derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2022	2021
Operating expenses:
Research and development	$24,438	$17,594
General and administrative	11,927	8,584
Total operating expenses	36,365	26,178
Loss from operations	(36,365)	(26,178)
Other income (expense), net:
Interest and other income, net	102	92
Total other income (expense), net	102	92
Net loss	(36,263)	(26,086)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	(131)	(4)
Net comprehensive loss	$(36,394)	$(26,090)
Net loss per share, basic and diluted	$(0.65)	$(0.48)
Weighted-average shares of common stock, basic and diluted	55,839,336	54,152,656
The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Condensed Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2021	55,703,327	$56	$608,064	$(39)	$(262,984)	$345,097
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	361,182	—	529	—	—	529
Stock-based compensation expense	—	—	7,788	—	—	7,788
Net unrealized gain (loss) on available-for-sale securities	—	—	—	(131)	—	(131)
Net loss	—	—	—	—	(36,263)	(36,263)
Balance at March 31, 2022	56,064,509	$56	$616,381	$(170)	$(299,247)	$317,020

Balance, December 31, 2020	54,073,901	$54	$577,390	$(19)	$(111,906)	$465,519
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	312,062	—	590	—	—	590
Stock-based compensation expense	—	—	5,238	—	—	5,238
Net unrealized gain (loss) on available-for-sale securities	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(26,086)	(26,086)
Balance at March 31, 2021	54,385,963	$54	$583,218	$(23)	$(137,992)	$445,257
The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Condensed Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(36,263)	$(26,086)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	557	444
Net amortization/accretion on available-for-sale securities	517	943
Change in accrued interest on available-for-sale securities	343	16
Stock-based compensation expense	7,788	5,238
Noncash lease expense	534	461
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	406	971
Other long-term assets	(1)	52
Accounts payable	3,670	(1,199)
Accrued expenses	(505)	228
Right-of-use operating assets and liabilities, net	(297)	175
Other liabilities	(233)	(241)
Net cash provided by (used in) operating activities	(23,484)	(18,998)

Cash flows from investing activities:
Purchase of property and equipment	(366)	(1,505)
Purchase of available-for-sale securities	(94,544)	(126,060)
Maturities of marketable securities	68,574	39,416
Net cash provided by (used in) investing activities	(26,336)	(88,149)

Cash flows from financing activities:
Principal payments on finance lease	—	(5)
Proceeds from issuance of common stock upon exercise of stock options	529	590
Net cash provided by (used in) financing activities	529	585

Net increase (decrease) in cash and cash equivalents	(49,291)	(106,562)
Cash, cash equivalents and restricted cash at beginning of period	200,296	250,036
Cash, cash equivalents and restricted cash at end of period	$151,005	$143,474

Supplemental disclosures of non-cash activities:
Property and equipment additions included in accounts payable and accrued expenses	$47	$588
Reduction of right-of-use asset due to modification	$—	$(1,741)

Cash and cash equivalents at end of period	$148,979	$141,448
Restricted cash at end of period	2,026	2,026
Cash, cash equivalents and restricted cash at end of period	$151,005	$143,474
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
Need for Additional Capital
The Company has incurred net operating losses since its inception of $299.2 million as of March 31, 2022. The Company expects that its cash, cash equivalents and investments as of March 31, 2022 will enable it to fund its planned operating expenses and capital expenditure requirements for at least one year from the date of issuance of these condensed financial statements. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.
The Company intends to raise additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, if such financing is not available when needed and at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its product candidates. The Company expects that its cash and cash equivalents and investments will be sufficient to fund its operations for a period of at least one year from the date the accompanying financial statements are filed with the SEC.
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

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
requires additional funding, there can be no assurance that it will be successful in obtaining sufficient funding on terms acceptable to the Company to fund its continuing operations, if at all.
2.SIGNIFICANT ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
Unaudited Interim Financial Information
The accompanying balance sheet as of March 31, 2022, the statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021, the statements of stockholders’ equity (deficit) as of March 31, 2022 and 2021, the statements of cash flows for the three months ended March 31, 2022 and 2021, and the financial data and other financial information disclosed in the notes to the condensed financial statements are unaudited. The unaudited interim financial statements have been prepared on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2022 and the results of its operations for the three months ended March 31, 2022 and 2021. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the full year ending December 31, 2022, any other interim periods, or any future year or period. These financial statements should be read in conjunction with the Company's audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022 (Annual Report).
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three months ended March 31, 2022, as compared to the significant accounting policies described in Note 2 of the “Notes to Financial Statements” of the Company’s audited financial statements included in its Annual Report.
Recently Issued and Adopted Accounting Pronouncements
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force), which clarifies and reduces diversity in accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This guidance was effective for the Company in the first quarter of 2022. The effect on our financial statements and related disclosures is not material.
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

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
The Company measures and reports its cash equivalents and investments at fair value.
Money market funds are measured at fair value on a recurring basis using quoted prices and are classified as Level 1. Investments measured at fair value based on inputs other than quoted prices that are derived from observable market data are classified as Level 2.
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022
	Level 1	Level 2	Level 3	Fair Value
		(in thousands)
Financial Assets:
Money market funds	$118,610	$—	$—	$118,610
Corporate bonds	—	50,864	—	50,864
U.S. agency securities	—	4,978	—	4,978
U.S. treasury securities	130,630	—	—	130,630
Total financial assets	$249,240	$55,842	$—	$305,082

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Financial Assets:
Money market funds	$188,923	$—	$—	$188,923
Corporate bonds	—	63,620	—	63,620
U.S. treasury securities	79,394	—	—	79,394
Total financial assets	$268,317	$63,620	$—	$331,937
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
The Company did not have any financial assets or liabilities as of March 31, 2022 and December 31, 2021 that required Level 3 inputs.
4.INVESTMENTS
The fair value and amortized cost of available-for-sale securities by major security type as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
		(in thousands)
Money market funds	$118,610	$—	$—	$118,610
Corporate bonds	50,932	1	(69)	50,864
U.S. agency securities	4,981	—	(3)	4,978
U.S. treasury securities	130,729	1	(100)	130,630
Total cash equivalents and investments	$305,252	$2	$(172)	$305,082

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$188,923	$—	$—	$188,923
Corporate bonds	63,647	2	(29)	63,620
U.S. treasury securities	79,406	—	(12)	79,394
Total cash equivalents and investments	$331,976	$2	$(41)	$331,937

These available-for-sale securities were classified on the Company’s balance sheets as of March 31, 2022 and December 31, 2021 as:

	Fair Value
	March 31, 2022	December 31, 2021
	(in thousands)
Cash equivalents	$138,679	$190,698
Short-term investments	154,157	141,239
Long-term investments	12,246	—
Total cash equivalents and investments	$305,082	$331,937
The fair values of available-for-sale securities by contractual maturity as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
Due in 1 year or less	$292,836	$143,014
Due in 1 to 2 years	12,246	—
Instruments not due at a single maturity date	—	188,923
Total cash equivalents and investments	$305,082	$331,937

As of March 31, 2022 and December 31, 2021, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized losses on available-for-sale securities for any of the periods presented in the accompanying financial statements. Based on the Company’s review of its available-for-sale securities, the Company believes that it had no other-than-temporary impairments on these securities as of March 31, 2022 and December 31, 2021 because the Company does not intend to sell these securities nor does it believe that it will be required to sell these securities before the recovery of their amortized cost basis. Gross realized gains and gross realized losses were immaterial for any of the periods presented in the accompanying financial statements.
As of March 31, 2022 and December 31, 2021, unrealized losses on available-for-sale investments are not attributed to credit risk. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s marketable securities are due to market factors.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
5.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(in thousands)
Accrued interest on short-term available-for-sale securities	$661	$816
Prepaid equipment service contracts	446	360
Prepaid external research and development and outside services	3,086	3,074
Prepaid software	1,054	624
Prepaid insurance	1,691	2,644
Prepaid rent and other	517	527
Total prepaid expenses and other current assets	$7,455	$8,045

6.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(in thousands)
Property and equipment:
Lab equipment	$8,317	$8,164
Leasehold improvements	9,344	9,335
Furniture and fixtures	608	596
Computer equipment	58	44
Total property and equipment	18,327	18,139
Less: Accumulated depreciation and amortization	(3,817)	(3,259)
Total property and equipment, net	$14,510	$14,880
Depreciation and amortization expense was $0.6 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.
7.ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LIABILITIES
Accrued expenses consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(in thousands)
Accrued compensation	$1,258	$4,570
Accrued taxes	50	—
External research and development	5,751	2,655
Accrued outside services	1,227	1,598
Other accrued expenses	42	240
Total accrued expenses	$8,328	$9,063

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)

Current portion of other liabilities consist of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(in thousands)
Current portion of unvested early exercised share liability	1,225	1,364
ESPP withholdings	304	92
Total current portion of other liabilities	$1,529	$1,456
8.STOCK-BASED COMPENSATION
2020 Equity Incentive Plan
In October 2020, the Company adopted its 2020 Equity Incentive Plan (the 2020 Plan) which replaced the 2017 Equity Incentive Plan (Prior Plan) upon completion of the IPO. The 2020 Plan provides for the grant of incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other forms of awards to employees, directors, and consultants of the Company. The number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase each year for a period of ten years, beginning in 2021 and continuing through 2030, in an amount equal to (1) 5.0% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or (2) a lesser number of shares determined by the Board of Directors no later than December 31 of the immediately preceding year. As of March 31, 2022, the maximum number of shares of common stock that may be issued was 17,568,821 shares.
The Company recognizes the impact of forfeitures on stock-based compensation expense as forfeitures occur. The Company applies the straight-line method of expense recognition to all awards with only service-based vesting conditions. Options shall not have an exercise price less than 100% of the fair market value of the Company’s common stock on the grant date. Vesting periods are determined at the discretion of the Board of Directors. Stock options typically vest over four years. The maximum contractual term is 10 years.
As of March 31, 2022, there were 4,911,664 shares reserved by the Company under the 2020 Plan for the future issuance of equity awards.
Stock Options
Stock option activity under the 2020 Plan as of March 31, 2022 is summarized as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, December 31, 2021	6,590,400	$14.33
Granted	1,905,502	7.41
Forfeited	(131,795)	11.73
Exercised	(246,029)	2.15
Balance, March 31, 2022	8,118,078	$13.12	8.76	$11,974
The aggregate intrinsic values of options outstanding was calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on March 31, 2022. There was no future tax benefit related to options exercised, as the Company had accumulated net operating losses as of March 31, 2022 and December 31, 2021.
The weighted-average grant-date fair value per share of stock options granted, using the Black-Scholes option pricing model, was $5.05 during the three months ended March 31, 2022.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
As of March 31, 2022 and December 31, 2021, there was $53.5 million and $49.9 million of unrecognized stock-based compensation related to stock options, respectively, which is expected to be recognized over a weighted-average period of 2.91 and 2.93 years, respectively.
2020 Employee Stock Purchase Plan
In October 2020, the Company adopted its 2020 Employee Stock Purchase Plan (ESPP), which initially reserved 688,000 shares of the Company’s common stock for employee purchase under terms and provisions established by the Board of Directors. The number of shares of our common stock reserved for issuance under the ESPP automatically increases in 2021 and continues to increase through 2030, by the lesser of (i) 1.0% of the total number of shares of common stock outstanding on December 31 of the immediately preceding year, and (ii) 1,376,000 shares, except before the date of any increase, the Board of Directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). The Company issued and sold zero shares of common stock during the three months ended March 31, 2022 and 2021 under the ESPP. The Company has 1,718,410 shares reserved for future issuance as of March 31, 2022.
Restricted Stock
Restricted stock awards and units as of March 31, 2022 are summarized as follows:

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Unvested, December 31, 2021	787,719	$26.88
Granted	836,446	7.11
Vested and converted to shares	(115,153)	27.22
Forfeited	(45,244)	14.57
Unvested, March 31, 2022	1,463,768	$16.08	2.41	$10,583
As of March 31, 2022, there was $20.8 million of unrecognized stock-based compensation related to RSUs, which is expected to be recognized over a weighted average period of 2.06 years.
As of March 31, 2022, there was $0.3 million of unrecognized stock-based compensation related to RSAs, which is expected to be recognized over a weighted average period of 2.33 years.
Stock-Based Compensation Summary
Total stock-based compensation expense related to stock options, restricted stock units, restricted stock awards and the employee stock purchase plan for the three months ended March 31, 2022 and 2021 as follows:

	Three months ended March 31,
	2022	2021
	(in thousands)
Research and development expenses	$3,804	$2,554
General and administrative expenses	3,984	2,684
Total stock-based compensation expense	$7,788	$5,238
Early Exercised Options

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
The Company allows certain of its employees and its consultants to exercise options granted under the Prior Plan prior to vesting. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment or service on the Board of Directors at the lesser of the original purchase price or fair market value at the time of repurchase. In order to vest, the holders are required to provide continued service to the Company. The early exercise by an employee or consultant of a stock option is not considered to be a substantive exercise for accounting purposes, and therefore the payment received by the employer for the exercise price is recognized as a liability. For accounting purposes, unvested early exercised shares are not considered issued and outstanding and therefore not reflected as issued and outstanding in the accompanying balance sheets or the accompanying statements of stockholders' equity (deficit) until the awards vest.
The deposits received are initially recorded in current portion of other liabilities and other noncurrent liabilities for the noncurrent portion. The liabilities are reclassified to common stock and paid-in capital as the repurchase right lapses. At March 31, 2022 and December 31, 2021, there was $1.2 million and $1.4 million recorded in current portion of other liabilities, and $0.8 million and $1.1 million recorded in other noncurrent liabilities, respectively, related to shares held by employees and nonemployees that were subject to repurchase.
9.INCOME TAXES
The Company did not record any income tax expense for the three months ended March 31, 2022 and 2021. The Company has incurred net operating losses for all the periods presented and has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements. The Company has recorded a full valuation allowance against all of its deferred tax assets as it is not more likely than not that such assets will be realized in the near future.
It is the Company’s policy to record penalties and interest related to income taxes as a component of income tax expense. The Company has not recorded any interest or penalties related to income taxes during the three months ended March 31, 2022 and 2021. The Company has not identified any new uncertain tax positions as of March 31, 2022. Unrecognized tax benefits are not expected to change during the next 12 months. The reversal of the unrecognized tax benefits would not affect the effective tax rate. The Company is subject to examination by U.S. federal and state tax authorities for all years since its inception.
10.NET LOSS PER SHARE
The following table summarizes the computation of basic and diluted net loss per share of the Company for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
	(in thousands, except share and per share amounts)
Net loss	$(36,263)	$(26,086)
Weighted-average common stock outstanding, basic and diluted	55,839,336	54,152,656
Net loss per share, basic and diluted	$(0.65)	$(0.48)
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

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)

	March 31, 2022	March 31, 2021
Stock options to purchase common stock	7,539,416	5,307,444
Early exercised stock options subject to future vesting	578,662	1,443,842
Restricted stock awards subject to future vesting	80,016	217,877
Restricted stock units subject to future vesting	1,383,752	904,847
Expected shares to be purchased under Employee Stock Purchase Plan	380,500	136,013
Total	9,962,346	8,010,023
11.COMMITMENTS AND CONTINGENCIES
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
In addition, the Company is required to make milestone payments upon successful achievement of certain regulatory milestones for KB-0742, lanraplenib, and other discovery pipeline compounds up to a combined maximum of $22.4 million. For each milestone payment that becomes due, the Company has the right to pay up to 50% of such milestone payment amount in shares of its common stock as long as certain regulatory requirements are met. As of March 31, 2022, there were no milestone payments due.
Asset Purchase Agreement
In July 2020, the Company entered into an asset purchase agreement (Gilead Asset Purchase Agreement) with Gilead Sciences, Inc. (Gilead), pursuant to which the Company acquired certain assets from Gilead related to entospletinib and lanraplenib, and patents and other intellectual property covering or related to the development, manufacture and commercialization of entospletinib and lanraplenib. Under the agreement, the Company is required to make milestone and royalty payments upon successful achievement of certain regulatory and sales milestones for the acquired assets. Upon initiation of our registrational Phase 3 clinical trial of entospletinib in combination with induction chemotherapy in acute myeloid leukemia patients with NPM1 mutations in December 2021, we paid a milestone to Gilead of $29.0 million. We are currently unable to estimate the timing or likelihood of achieving remaining milestones or generating future product sales.
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
12.LEASES
In March 2020, the Company entered into an 11-year lease agreement to move its research and development operations from 21 Erie Street, Cambridge, Massachusetts, to a 40,514 square-feet facility at 301 Binney Street, Cambridge, Massachusetts (Cambridge facility). The lease commenced on February 28, 2020 with an initial annual base rent of $4.1 million. The initial rent payment was paid as of September 30, 2020, with rent payments escalating 3.0% annually after the initial 12 payments. As discussed in Note 2, the Company executed a letter of credit for $2.0 million in connection with the lease. The lease includes $3.7 million in certain tenant improvement allowances, which the Company included in its calculation of the right-of-use asset in the lease at commencement. As of March 31, 2022, $3.7 million in improvement costs incurred by the Company were reimbursed by the lessor and are now included within the total lease liability. In connection with the lease, the Company recognized an operating lease right-of-use asset of $23.2 million and $23.6 million and an aggregate lease liability of $29.3 million and $29.7 million as of March 31, 2022 and December 31, 2021, respectively. The remaining lease term is 8 years and 11 months, and the estimated incremental borrowing rate is 8.50%.
In February 2021, the Company entered into a new lease agreement for its office space in San Mateo, California to move from its suites, totaling 8,075 square-feet, to a larger suite totaling 17,340 square-feet, and relocated in the third quarter of 2021. The Company accounted for this change in lease term of the original suites as a modification of the originally amended lease. As a result of the modification, the operating right-of-use asset and lease liability were remeasured as of the modification date.
The new 17,340 square foot suite was treated as a separate lease for accounting purposes. The initial annual base rent for the new space was $1.2 million, and such amount increases by 3% annually on each anniversary of the new premises commencement date. In connection with the larger space leased, the Company has also made an additional one-time cash security deposit in the amount of $59,000. The new lease commenced in April 2021 and the new lease agreement extends the termination date from April 30, 2025 to August 31, 2026. In connection with the lease, the Company recognized an operating lease right-of-use asset of $3.2 million and $3.3 million and an aggregate lease liability of $4.2 million and $4.1 million as of March 31, 2022 and December 31, 2021, respectively. The remaining lease term is 4 years and 3 months, and the estimated incremental borrowing rate is 11.18%.
The following table summarizes the presentation of the Company’s operating leases in its balance sheets as of March 31, 2022 and December 31, 2021:

Balance Sheet Caption	March 31, 2022	December 31, 2021
	(in thousands)
Assets:
Operating lease assets	$26,370	$26,904
Liabilities:
Current portion of operating lease liabilities	$2,502	$2,109
Noncurrent operating lease liabilities	30,963	31,653
Total operating lease liabilities	$33,465	$33,762

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
The effect of finance lease costs in the Company’s statements of operations and comprehensive loss was immaterial for the three months ended March 31, 2022 and 2021.
The following table summarizes the effect of operating lease costs in the Company’s statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021:

Statement of Operations and Comprehensive Loss Caption	Three months ended March 31,
	2022	2021
	(in thousands)
Research and development	$767	$1,008
General and administrative	511	376
Total operating lease cost	$1,278	$1,384
The Company made cash payments of $1.0 million and $1.2 million under the lease agreements during the three months ended March 31, 2022 and 2021, respectively.
The undiscounted future non-cancellable lease payments under the Company's operating leases as of March 31, 2022 for the next five years and thereafter is expected to be as follows:

Period Ending December 31,	Amount
(in thousands)
Remaining nine months of 2022	$3,977
2023	5,581
2024	5,749
2025	5,921
2026 and thereafter	26,707
Total undiscounted lease payments	47,935
Less: Present value adjustment	(14,470)
Present value of operating lease liabilities	$33,465

13.RELATED PARTIES
On December 1, 2017, the Company entered into a services agreement with Two River Consulting, LLC (Two River) to provide various clinical development, operational, managerial, accounting and financial, and administrative services to the Company. Arie Belldegrun, M.D., FACS, the Chairman of the Board of Directors, is the Chairman of Two River. Mr. Joshua Kazam and Mr. David Tanen, each a director of the Company, are each partners of Two River. Mr. Christopher Wilfong, a strategic advisor to the Company, is an Operating Partner of Two River and Mr. Sean Algeo, serving as a financial consultant to the Company, is the Chief Financial Officer of Two River. During the three months ended March 31, 2022 and 2021, the Company incurred expense of $23,000 and $0.2 million, respectively, for these services.
In 2019, the Company entered into a consulting agreement with Bellco Capital, LLC (Bellco) to provide various executive services to the Company. Arie Belldegrun, M.D., FACS, the Chairman of the Board of Directors, is the Chairman of Bellco. Rebecka Belldegrun, M.D., who served as a director of the Company through January 25, 2021, is the President and Chief Executive Officer of Bellco. During the three months ended March 31, 2022 and 2021, the Company incurred expense of $6,300 and $6,300, respectively, for these services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the condensed financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited financial statements and related notes as of and for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K, as filed with the SEC on February 24, 2022.
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
Overview
We are an integrated discovery through late-stage clinical development biopharmaceutical company, with a focus on developing therapeutics that target the dysregulated transcription that causes cancer and other serious diseases. We have two investigational compounds in clinical trials, including one in a pivotal Phase 3 trial, and a third compound that we anticipate will enter the clinic in the second quarter of 2022. Our product engine, which includes our propriety small molecule microarray (SMM) screening platform, provides us with the capability to map and target transcription regulatory networks (TRNs) in a differentiated manner to enable discovery of novel compounds and improve our translational capabilities.
Our lead product candidate, entospletinib, is an orally administered, selective spleen tyrosine kinase (SYK) inhibitor that has been previously tested in more than 1,300 people, including more than 200 patients with acute myeloid leukemia (AML). Based on clinical results in a biomarker-defined subset of patients and following discussions as part of an End-of-Phase 2 meeting with the FDA, we have initiated our randomized, double-blinded, placebo-controlled registrational Phase 3 AGILITY clinical trial of entospletinib in combination with intensive chemotherapy in approximately 180 patients with newly diagnosed NPM1-mutated AML. We are also developing lanraplenib, our next-generation orally-administered SYK inhibitor, and plan to initiate a Phase 1b/2 clinical trial in the second quarter of 2022. This clinical trial will evaluate lanraplenib in combination with gilteritinib in patients with relapsed or refractory FLT3-mutated AML. In addition, we are developing KB-0742, our internally discovered, oral cyclin dependent kinase 9 inhibitor (CDK9), for the treatment of MYC-amplified and other transcriptionally addicted solid tumors. The first patient in our Phase 1/2 clinical trial was dosed in February 2021, and we reported initial data in the fourth quarter of 2021. In our research efforts, we are leveraging our product engine to drive multiple oncology discovery programs targeting dysregulated transcription factors and their associated TRNs. In November 2021, we announced the advancement of two programs, one focused on the MYC TRN and one focused on the androgen receptor (AR) TRN, based on this work.
We also are executing on robust discovery programs across multiple TRNs, which focus on four cancer types where dysregulated transcription plays a central role: hematologic malignancies, prostate cancer, MYC-driven cancers, and small cell/neuroendocrine cancers. We continue to work toward the submission of an IND for a drug candidate arising from one of these programs, although we may not be successful in identifying product candidates that can selectively modulate the specific oncogenic TRNs associated with these malignancies.

The following chart summarizes the current stages of our development programs, including our lead product candidate, entospletinib, as well as lanraplenib, KB-0742, and our next anticipated milestones:
The ongoing COVID-19 pandemic has presented substantial public health and economic challenges around the world. We cannot at this time predict the specific extent, duration or impact that COVID-19 will have on our financial condition and operations, including ongoing research activities, ongoing and planned clinical trials and our financial results. While we are currently conducting a pivotal Phase 3 clinical trial for entospetinib, a Phase 1/2 clinical trial for KB-0742 and are preparing to initiate an additional clinical trial in the second quarter of 2022, COVID-19 precautions may directly or indirectly impact their timelines and interrupt clinical enrollment.
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
Since our formation, we have incurred significant operating losses, primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. Our net loss was $36.3 million and $26.1 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $299.2 million. As of March 31, 2022, we had $315.4 million of cash, cash equivalents and investments. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.

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

Results of Operations
Comparison of Three Months Ended March 31, 2022 and 2021
The following table summarizes our results of operations for the three months ended March 31, 2022 and 2020:

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$24,438	$17,594	$6,844
General and administrative	11,927	8,584	3,343
Total operating expenses	36,365	26,178	10,187
Loss from operations	(36,365)	(26,178)	(10,187)
Other income (expense), net:
Interest and other income, net	102	92	10
Total other income (expense), net	102	92	10
Net loss	$(36,263)	$(26,086)	$(10,177)

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Direct Costs	$10,714	$9,763	$951
Indirect Costs:
Personnel	9,364	6,071	3,293
Facilities, depreciation and other expenses	4,360	1,760	2,600
Total research and development expenses	$24,438	$17,594	$6,844
Research and development expenses were $24.4 million for the three months ended March 31, 2022, compared to $17.6 million for the three months ended March 31, 2021. The increase of $6.8 million was primarily due to an increase of $3.3 million in personnel costs primarily attributable to increased research and development personnel headcount, including an increase in stock-based compensation of $1.3 million. Also contributing to this increase in research and development expenses was an increase of $3.3 million in outside and consulting research expenses and an increase of $0.5 million in facilities, depreciation and other expenses attributable to our San Mateo lease. These increases were partially offset by a decrease of $0.2 million in lab supplies.
General and Administrative Expenses
General and administrative expenses were $11.9 million for the three months ended March 31, 2022 compared to $8.6 million for the three months ended March 31, 2021. The increase of $3.3 million was primarily due to an increase in stock-based compensation of $1.3 million and an increase of $0.9 million in personnel costs, primarily attributable to increased general and administrative personnel headcount to support the growth of our research and development organization. Also contributing to this increase in general and administrative expenses is an increase of $0.7 million in professional fees primarily attributable to insurance and other professional services and an increase of $0.4 million in other general and administrative expenses.

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
As of March 31, 2022, we had cash, cash equivalents and investments of $315.4 million. We expect that our cash, cash equivalents and investments as of March 31, 2022, will enable us to fund our planned operating expenses and capital expenditure requirements for at least one year from the date of this report.
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
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2022	2021
	(unaudited)
	(in thousands)
Cash used in operating activities	$(23,484)	$(18,998)
Cash used in (provided by) investing activities	(26,336)	(88,149)
Cash provided by financing activities	529	585
Net decrease in cash and cash equivalents	$(49,291)	$(106,562)
Operating Activities
During the three months ended March 31, 2022, cash used in operating activities was $23.5 million, which was primarily attributable to our net loss of $36.3 million, partially offset non-cash charges of $9.7 million. The non-cash charges primarily consisted of $7.8 million in stock-based compensation, net amortization and accretion of investment securities of $0.5 million, noncash lease expense of $0.5 million, and depreciation and amortization of $0.6 million.
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
Investing Activities
During the three months ended March 31, 2022, cash used in investing activities was $26.3 million, consisting of $94.5 million in purchases of marketable securities and $0.4 million for the purchase of property and equipment partially offset by $68.6 million in maturities of marketable securities.
During the three months ended March 31, 2021, cash used in investing activities was $88.1 million, consisting of $126.0 million of net investment purchases and $1.5 million for the purchase of property and equipment, partially offset by $39.4 million in investment maturities.

Financing Activities
During the three months ended March 31, 2022, net cash provided by financing activities was $0.5 million, consisting of proceeds from the exercise of stock options of $0.5 million.
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
We believe that there have been no significant changes in our critical accounting policies and estimates from those described under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Recently Issued and Adopted Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is provided in Note 2 to our condensed financial statements included elsewhere in Item 1 of Part I of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents, short-term investments, and long-term investments. As of March 31, 2022, our cash equivalents and short-term investments consisted of money market funds, corporate bonds, U.S. Agency securities, and U.S. Treasury securities. As of December 31, 2021, our cash equivalents and short-term investments consisted of money market funds, corporate bonds, and U.S. Treasury securities. As of March 31, 2022, our long-term investments consisted of investments in U.S. Treasury securities that have contractual maturities of greater than on year. As of December 31, 2021, we did not have any long-term investments. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes resulting from the impact of the COVID-19 pandemic. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. If a 100 basis point increase or decrease in interest rates were to have occurred on March 31, 2022, this change would not have had a material impact on our condensed financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Foreign Currency Exchange Risk
All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that permit us to satisfy our payment obligations in U.S. dollars (at prevailing exchange rates) but have underlying payment obligations denominated in foreign currencies, primarily including the Euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not had a formal hedging program with respect to foreign currency. We believe a hypothetical 100 basis point increase or decrease in exchange rates at March 31, 2022 would not have had a material effect on our condensed financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in litigation or other legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2022, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material effect on our business.

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
•The COVID-19 pandemic has in the past and may in the future adversely impact our business, including our ongoing and planned clinical trials.
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

RISK FACTORS
We have identified the following material factors that make an investment in our common stock speculative or risky. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making investment decisions regarding our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. The risks described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. We have marked with an asterisk (*) those risk factors that were not included as separate risk factors in, or reflect changes from the similarly titled risk factors included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (SEC) on February 24, 2022.
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
We have incurred significant net losses in each period since we commenced operations in June 2017. For the three months ended March 31, 2022 and 2021, we reported net losses of $36.3 million and $26.1 million, respectively. As of March 31, 2022, we had an accumulated deficit of $299.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:
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
We will need substantial additional funding. If we are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate our product development programs or commercialization efforts.*
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we progress our ongoing clinical trials and commence our planned clinical trials and any other future clinical trials, and continue our discovery and preclinical development activities to identify new product candidates, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations, and we may need to raise additional funding sooner than expected if we choose to expand more rapidly than we presently anticipate. We cannot be certain that additional funding will be available on acceptable terms, or at all. Further, the geopolitical events such as the military action initiated by Russia against Ukraine (and responses by the United States and certain other countries, including significant sanctions and trade actions against Russia), as well as the ongoing COVID-19 pandemic, could adversely affect the economy and financial markets in general and our ability to raise additional capital. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our discovery and preclinical development programs or any future commercialization efforts.
We had cash, cash equivalents, and investments of $315.4 million as of March 31, 2022. We believe that, based upon our current operating plan, our existing capital resources will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2024, including through the readout of the primary endpoint of our registrational Phase 3 clinical trial of entospletinib in combination with intensive chemotherapy in AML patients with NPM1 mutations, and the completion of our Phase 1/2 clinical trial of KB-0742 for the treatment of advanced solid tumors. However, we have based this estimate on our current development plans and assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control, including as a result of the COVID-19 pandemic. In any event, our future capital requirements will depend on many factors, including:
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
•interruptions to operations of clinical sites, manufacturers, suppliers, or other vendors from geopolitical events, such as the military action initiated by Russia against Ukraine, or from a health epidemic or pandemic, such as the COVID-19 pandemic;
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
We may also experience delays if our current or planned clinical trials are impacted by geopolitical, economic or military instability. For example, we had anticipated utilizing clinical trial sites in Ukraine and Russia for our Phase 3 clinical trial of entospletinib in combination with intensive chemotherapy in AML patients with NPM1 mutations. However, due to the military conflict in the region, we revised our plans to open clinical trial sites in the region and are currently planning to utilize clinical trial sites in other countries. The failure to identify and operationalize any alternative clinical sites could result in delays in enrolling, carrying out, and/or completing our clinical trials.
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
The COVID-19 pandemic has in the past and may in the future adversely impact our business, including our ongoing or planned clinical trials.*
The COVID-19 pandemic in the United States and in other countries in which we have ongoing and planned clinical trials and where our current or future third party manufacturers or supply chain vendors operate, could cause significant disruptions that could severely impact our business and our planned clinical trials, including:
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
The global COVID-19 pandemic continues to evolve. The extent to which the COVID-19 pandemic may impact our business, preclinical development activities and ongoing and planned clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate duration and severity of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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
Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. On July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule and guidance implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed until January 1, 2026. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule.
In July 2021, the Biden administration release an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, HHS release a Comprehensive Plain for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other health reform measures. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
In addition, the California Consumer Privacy Act of 2018 (CCPA) imposes obligations on business to which it applies. These obligations include, without limitation, providing specific disclosures in privacy notices, affording California residents certain rights related to their personal data, and requiring businesses subject to the CCPA to implement certain measures to effectuate California residents’ personal data rights. The CCPA allows for statutory fines for noncompliance up to $7500 per violation. In addition, it is anticipated that the California Privacy Rights Acts of 2020 (CPRA), effective January 1, 2023, will expand the CCPA. For example, the CPRA established a new California Privacy Protection Agency to implement and enforce the CCPA (as amended), which could increase the risk of an enforcement action. Other states have enacted data privacy laws. For example, Virginia passed its Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, and Utah passed the Utah Consumer Privacy Act, all of which differ from the CPRA and become effective in 2023.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR) and the United Kingdom’s GDPR (UK GDPR) impose strict requirements for the processing of personal data of individuals located, respectively, within the European Economic Area (EEA) and the United Kingdom (UK). For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million Euros or 4% of the annual global revenue of the company, whichever is greater. Further, individuals may initiate litigation related to our processing of their personal data.
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
We have grown rapidly and will need to continue to grow the size of our organization and expand our capabilities, and we may experience difficulties in managing this growth.*
As of December 31, 2021, we had 97 full-time employees. As of January 1, 2019, we had nine full-time employees and since then, we have expanded our executive and leadership team with the additions of our Chief Medical Officer and Executive Vice President, Clinical Development, our Chief Scientific Officer, our Chief Operating Officer and General Counsel, our Chief Financial Officer, our Senior Vice President, Pharmaceutical Development and Manufacturing, our Senior Vice President, Corporate Communications and Investor Relations, and our Senior Vice President of Clinical Development. We expect to experience continued growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, research science, clinical operations, manufacturing, regulatory affairs, and, if any of our product candidates receives marketing approval, sales, marketing and distribution. In addition, we are building a self-sufficient accounting and finance group within our company, and have relied and continue to rely on a third-party accounting consulting firm to augment our internal accounting and finance function. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel.

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
Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel misconduct or error (such as theft or misuse), sophisticated nation-state and nation-state supported actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems, operations and supply chain. We may be subject to a variety of evolving threats, including but not limited to social engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), ransomware attacks, supply-chain attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, flood, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us. The COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises.
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

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.*
Our operations, and those of our CROs, contract manufacturing organizations (CMOs) and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, epidemics and pandemics such as the COVID-19 pandemic, wars and other geopolitical conflicts (such as the Russia-initiated military action against Ukraine) and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.*
Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax law. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. As a result of our private placements and other transactions that have occurred within the three years prior to and including our IPO, which we completed in October 2020, we may have experienced, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent issuances of our common stock or other shifts in our stock ownership. We anticipate incurring significant additional net losses for the foreseeable future, and our ability to utilize net operating loss carryforwards associated with any such losses to offset future taxable income may be limited to the extent we incur future ownership changes. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could adversely affect our future cash flows.
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
Unstable market, economic and geo-political conditions may have serious adverse consequences on our business, financial condition and stock price.*
The global credit and financial markets have experienced extreme volatility and disruptions in the past. These disruptions can result in severely diminished liquidity and credit availability, increase in inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, higher inflation, or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Our portfolio of corporate and government bonds could also be adversely impacted. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn or rising inflation, which could directly affect our ability to attain our operating goals on schedule and on budget.
Other international and geo-political events could also have a serious adverse impact on our business. For instance, in February 2022, Russia initiated military action against Ukraine. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions. While we cannot predict the broader consequences, the conflict and retaliatory and counter-retaliatory actions could materially adversely affect global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

Our business could be negatively impacted by environmental, social and corporate governance (ESG) matters or our reporting of such matters.*
There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning ESG matters. We may be, or be perceived to be, not acting responsibly in connection with these matters, which could negatively impact us. For instance, the SEC has recently proposed climate change and ESG reporting requirements, which, if approved, would significantly increase our costs. In addition, we currently do not report our environmental emissions, and lack of reporting or future reporting could result in certain investors from declining to invest in our common stock.

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
Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and investments. As of March 31, 2022, we have not used any of the net proceeds from our IPO.
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

KRONOS BIO, INC.

Date:	May 4, 2022	By:	/s/ Norbert Bischofberger
Norbert Bischofberger, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2022	By:	/s/ Yasir Al-Wakeel
Yasir Al-Wakeel, BM BCh
Chief Financial Officer and Head of Corporate Development
(Principal Financial and Accounting Officer)