Form 10-Q
period 2022-06-30
Kronos Bio, Inc.
filed 2022-08-04
CIK 1741830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

Large accelerated filer	☒	Smaller reporting company	☒
Non-accelerated filer	☐	Accelerated filer	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No
As of July 29, 2022 the registrant had 56,769,091 shares of common stock, $0.001 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KRONOS BIO, INC.
Condensed Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets		(1)
Current assets:
Cash and cash equivalents	$86,140	$198,270
Short-term investments	181,749	141,239
Prepaid expenses and other current assets	6,885	8,045
Total current assets	274,774	347,554
Long-term investments	24,493	—
Property and equipment, net	13,985	14,880
Operating lease right-of-use assets	25,830	26,904
Restricted cash	2,026	2,026
Other noncurrent assets	112	112
Total assets	$341,220	$391,476
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,289	$998
Accrued expenses	10,471	9,063
Current portion of operating lease liabilities	2,704	2,109
Current portion of other liabilities	1,766	1,456
Total current liabilities	18,230	13,626
Noncurrent operating lease liabilities	30,257	31,653
Other noncurrent liabilities	490	1,100
Total liabilities	48,977	46,379
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 authorized as of June 30, 2022 and December 31, 2021; 56,219,237 and 55,703,327 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	56	56
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued and outstanding.
Additional paid-in capital	624,998	608,064
Accumulated deficit	(332,150)	(262,984)
Accumulated other comprehensive income (loss)	(661)	(39)
Total stockholders' equity	292,243	345,097
Total liabilities and stockholders’ equity	$341,220	$391,476
(1) The balance sheet as of December 31, 2021 is derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$22,706	$19,802	$47,142	$37,396
General and administrative	10,824	9,339	22,752	17,923
Total operating expenses	33,530	29,141	69,894	55,319
Loss from operations	(33,530)	(29,141)	(69,894)	(55,319)
Other income (expense), net:
Interest and other income, net	627	86	728	178
Total other income (expense), net	627	86	728	178
Net loss	(32,903)	(29,055)	(69,166)	(55,141)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	(491)	29	(622)	25
Net comprehensive loss	$(33,394)	$(29,026)	$(69,788)	$(55,116)
Net loss per share, basic and diluted	$(0.59)	$(0.53)	$(1.24)	$(1.01)
Weighted-average shares of common stock, basic and diluted	56,116,070	54,506,195	55,978,482	54,330,402
The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Condensed Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2021	55,703,327	$56	$608,064	$(39)	$(262,984)	$345,097
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	361,182	—	529	—	—	529
Stock-based compensation expense	—	—	7,788	—	—	7,788
Net unrealized gain (loss) on available-for-sale securities	—	—	—	(131)	—	(131)
Net loss	—	—	—	—	(36,263)	(36,263)
Balance at March 31, 2022	56,064,509	$56	$616,381	$(170)	$(299,247)	$317,020
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	142,189	—	375	—	—	375
Stock-based compensation expense	—	—	8,207	—	—	8,207
Employee stock purchase plan	12,539	—	35	—	—	35
Net unrealized gain (loss) on available-for-sale securities	—	—	—	(491)	—	(491)
Net loss	—	—	—	—	(32,903)	(32,903)
Balance at June 30, 2022	56,219,237	$56	$624,998	$(661)	$(332,150)	$292,243

Balance, December 31, 2020	54,073,901	$54	$577,390	$(19)	$(111,906)	$465,519
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	312,062	—	590	—	—	590
Stock-based compensation expense	—	—	5,238	—	—	5,238
Net unrealized gain (loss) on available-for-sale securities	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(26,086)	(26,086)
Balance at March 31, 2021	54,385,963	$54	$583,218	$(23)	$(137,992)	$445,257
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	322,812	1	626	—	—	627
Stock-based compensation expense	—	—	6,432	—	—	6,432
Employee stock purchase plan	50,569	—	817	—	—	817
Net unrealized gain (loss) on available-for-sale securities	—	—	—	29	—	29
Net loss	—	—	—	—	(29,055)	(29,055)
Balance at June 30, 2021	54,759,344	$55	$591,093	$6	$(167,047)	$424,107
The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Condensed Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(69,166)	$(55,141)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,121	908
Net amortization/accretion on available-for-sale securities	563	2,074
Change in accrued interest on available-for-sale securities	765	53
Stock-based compensation expense	15,995	11,670
Noncash lease expense	1,074	1,112
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	823	(65)
Other long-term assets	—	54
Accounts payable	2,287	(1,488)
Accrued expenses	1,638	2,454
Right-of-use operating assets and liabilities, net	(801)	172
Other liabilities	(303)	(1,065)
Net cash provided by (used in) operating activities	(46,004)	(39,262)

Cash flows from investing activities:
Purchase of property and equipment	(452)	(2,856)
Purchase of available-for-sale securities	(216,117)	(141,196)
Maturities of marketable securities	149,003	118,933
Sale of marketable securities	501	—
Net cash provided by (used in) investing activities	(67,065)	(25,119)

Cash flows from financing activities:
Principal payments on finance lease	—	(5)
Proceeds from issuance of common stock upon exercise of stock options	904	1,217
Proceeds from issuance of common stock under the employee stock purchase plan	35	817
Net cash provided by (used in) financing activities	939	2,029

Net increase (decrease) in cash and cash equivalents	(112,130)	(62,352)
Cash, cash equivalents and restricted cash at beginning of period	200,296	250,036
Cash, cash equivalents and restricted cash at end of period	$88,166	$187,684

Supplemental disclosures of non-cash activities:
Property and equipment additions included in accounts payable and accrued expenses	$—	$648
Reduction of right-of-use asset due to modification	$—	$(1,741)

Cash and cash equivalents at end of period	$86,140	$185,658
Restricted cash at end of period	2,026	2,026
Cash, cash equivalents and restricted cash at end of period	$88,166	$187,684

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
Need for Additional Capital
The Company has incurred net operating losses since its inception of $332.2 million as of June 30, 2022. The Company expects that its cash, cash equivalents and investments as of June 30, 2022 will enable it to fund its planned operating expenses and capital expenditure requirements for at least one year from the date of issuance of these condensed financial statements. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.
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
2.SIGNIFICANT ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
Unaudited Interim Financial Information
The accompanying balance sheet as of June 30, 2022, the statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021, the statements of stockholders’ equity (deficit) as of June 30, 2022 and 2021, the statements of cash flows for the six months ended June 30, 2022 and 2021, and the financial data and other financial information disclosed in the notes to the condensed financial statements are unaudited. The unaudited interim financial statements have been prepared on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2022 and the results of its operations for the three and six months ended June 30, 2022 and 2021. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the full year ending December 31, 2022, any other interim periods, or any future year or period. These financial statements should be read in conjunction with the Company's audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022 (Annual Report).
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the six months ended June 30, 2022, as compared to the significant accounting policies described in Note 2 of the “Notes to Financial Statements” of the Company’s audited financial statements included in its Annual Report.
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
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022
	Level 1	Level 2	Level 3	Fair Value
		(in thousands)
Financial Assets:
Money market funds	$65,356	$—	$—	$65,356
Corporate bonds	—	39,878	—	39,878
U.S. agency securities	—	10,482	—	10,482
U.S. treasury securities	168,624	—	—	168,624
Total financial assets	$233,980	$50,360	$—	$284,340

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Financial Assets:
Money market funds	$188,923	$—	$—	$188,923
Corporate bonds	—	63,620	—	63,620
U.S. treasury securities	79,394	—	—	79,394
Total financial assets	$268,317	$63,620	$—	$331,937
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
The Company did not have any financial assets or liabilities as of June 30, 2022 and December 31, 2021 that required Level 3 inputs.
4.INVESTMENTS
The fair value and amortized cost of available-for-sale securities by major security type as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
		(in thousands)
Money market funds	$65,356	$—	$—	$65,356
Corporate bonds	39,928	—	(50)	39,878
U.S. agency securities	10,515	—	(33)	10,482
U.S. treasury securities	169,202	2	(580)	168,624
Total cash equivalents and investments	$285,001	$2	$(663)	$284,340

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$188,923	$—	$—	$188,923
Corporate bonds	63,647	2	(29)	63,620
U.S. treasury securities	79,406	—	(12)	79,394
Total cash equivalents and investments	$331,976	$2	$(41)	$331,937

These available-for-sale securities were classified on the Company’s balance sheets as of June 30, 2022 and December 31, 2021 as:

	Fair Value
	June 30, 2022	December 31, 2021
	(in thousands)
Cash equivalents	$78,098	$190,698
Short-term investments	181,749	141,239
Long-term investments	24,493	—
Total cash equivalents and investments	$284,340	$331,937
The fair values of available-for-sale securities by contractual maturity as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
	(in thousands)
Due in 1 year or less	$259,847	$143,014
Due in 1 to 2 years	24,493	—
Instruments not due at a single maturity date	—	188,923
Total cash equivalents and investments	$284,340	$331,937

As of June 30, 2022 and December 31, 2021, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized losses on available-for-sale securities for any of the periods presented in the accompanying financial statements. Based on the Company’s review of its available-for-sale securities, the Company believes that it had no other-than-temporary impairments on these securities as of June 30, 2022 and December 31, 2021 because the Company does not intend to sell these securities nor does it believe that it will be required to sell these securities before the recovery of their amortized cost basis. Gross realized gains and gross realized losses were immaterial for any of the periods presented in the accompanying financial statements.
As of June 30, 2022 and December 31, 2021, unrealized losses on available-for-sale investments are not attributed to credit risk. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s marketable securities are due to market factors.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
5.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(in thousands)
Accrued interest on short-term available-for-sale securities	$544	$816
Prepaid equipment service contracts	395	360
Prepaid external research and development and outside services	3,198	3,074
Prepaid software	914	624
Prepaid insurance	969	2,644
Prepaid rent and other	865	527
Total prepaid expenses and other current assets	$6,885	$8,045

6.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(in thousands)
Property and equipment:
Lab equipment	$8,352	$8,164
Leasehold improvements	9,348	9,335
Furniture and fixtures	608	596
Computer equipment	58	44
Total property and equipment	18,366	18,139
Less: Accumulated depreciation and amortization	(4,381)	(3,259)
Total property and equipment, net	$13,985	$14,880
Depreciation and amortization expense was $0.6 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively and $1.1 million and $0.9 million for the six months ended June 30, 2022 and 2021, respectively..
7.ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LIABILITIES
Accrued expenses consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(in thousands)
Accrued compensation	$2,562	$4,570
External research and development	7,046	2,655
Accrued outside services	843	1,598
Other accrued expenses	20	240
Total accrued expenses	$10,471	$9,063

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)

Current portion of other liabilities consist of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(in thousands)
Current portion of unvested early exercised share liability	1,220	1,364
ESPP withholdings	546	92
Total current portion of other liabilities	$1,766	$1,456
8.STOCK-BASED COMPENSATION
2020 Equity Incentive Plan
In October 2020, the Company adopted its 2020 Equity Incentive Plan (the 2020 Plan) which replaced the 2017 Equity Incentive Plan (Prior Plan) upon completion of the IPO. The 2020 Plan provides for the grant of incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other forms of awards to employees, directors, and consultants of the Company. The number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase each year for a period of ten years, beginning in 2021 and continuing through 2030, in an amount equal to (1) 5.0% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or (2) a lesser number of shares determined by the Board of Directors no later than December 31 of the immediately preceding year. As of June 30, 2022, the maximum number of shares of common stock that may be issued was 17,568,821 shares.
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
As of June 30, 2022, there were 4,626,909 shares reserved by the Company under the 2020 Plan for the future issuance of equity awards.
Stock Options
Stock option activity under the 2020 Plan as of June 30, 2022 is summarized as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, December 31, 2021	6,590,400	$14.33
Granted	2,189,700	6.90
Forfeited	(164,853)	13.07
Exercised	(379,645)	2.37
Balance, June 30, 2022	8,235,602	$12.93	8.58	$2,164
The aggregate intrinsic values of options outstanding was calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on June 30, 2022. There was no future tax benefit related to options exercised, as the Company had accumulated net operating losses as of June 30, 2022 and December 31, 2021.
The weighted-average grant-date fair value per share of stock options granted, using the Black-Scholes option pricing model, was $4.69 during the six months ended June 30, 2022.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
As of June 30, 2022 and December 31, 2021, there was $48.8 million and $49.9 million of unrecognized stock-based compensation related to stock options, respectively, which is expected to be recognized over a weighted-average period of 2.68 and 2.93 years, respectively.

2020 Employee Stock Purchase Plan
In October 2020, the Company adopted its 2020 Employee Stock Purchase Plan (ESPP), which initially reserved 688,000 shares of the Company’s common stock for employee purchase under terms and provisions established by the Board of Directors. The number of shares of our common stock reserved for issuance under the ESPP automatically increases in 2021 and continues to increase through 2030, by the lesser of (i) 1.0% of the total number of shares of common stock outstanding on December 31 of the immediately preceding year, and (ii) 1,376,000 shares, except before the date of any increase, the Board of Directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). The Company issued and sold 12,539 shares of common stock during both the three and six months ended June 30, 2022 and 50,569 shares of common stock during both the three and six months ended June 30,2021, under the ESPP. The Company has 1,705,871 shares reserved for future issuance as of June 30, 2022.
Restricted Stock
Restricted stock awards and units as of June 30, 2022 are summarized as follows:

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Unvested, December 31, 2021	787,719	$26.88
Granted	874,511	6.95
Vested and converted to shares	(123,726)	25.62
Forfeited	(49,693)	13.89
Unvested, June 30, 2022	1,488,811	$15.85	2.39	$5,419
As of June 30, 2022, there was $18.3 million of unrecognized stock-based compensation related to RSUs, which is expected to be recognized over a weighted average period of 1.82 years.
As of June 30, 2022, there was $0.3 million of unrecognized stock-based compensation related to RSAs, which is expected to be recognized over a weighted average period of 2.08 years.
Stock-Based Compensation Summary
Total stock-based compensation expense related to stock options, restricted stock units, restricted stock awards and the employee stock purchase plan for the three and six months ended June 30, 2022 and 2021 as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Research and development expenses	$4,051	$3,473	$7,855	$6,027
General and administrative expenses	4,156	2,959	8,140	5,643
Total stock-based compensation expense	$8,207	$6,432	$15,995	$11,670
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
The deposits received are initially recorded in current portion of other liabilities and other noncurrent liabilities for the noncurrent portion. The liabilities are reclassified to common stock and paid-in capital as the repurchase right lapses. At June 30, 2022 and December 31, 2021, there was $1.2 million and $1.4 million recorded in current portion of other liabilities, and $0.5 million and $1.1 million recorded in other noncurrent liabilities, respectively, related to shares held by employees and nonemployees that were subject to repurchase.
9.INCOME TAXES
The Company did not record any income tax expense for the three and six months ended June 30, 2022 and 2021. The Company has incurred net operating losses for all the periods presented and has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements. The Company has recorded a full valuation allowance against all of its deferred tax assets as it is not more likely than not that such assets will be realized in the near future.
It is the Company’s policy to record penalties and interest related to income taxes as a component of income tax expense. The Company has not recorded any interest or penalties related to income taxes during the three and six months ended June 30, 2022 and 2021. The Company has not identified any new uncertain tax positions as of June 30, 2022. Unrecognized tax benefits are not expected to change during the next 12 months. The reversal of the unrecognized tax benefits would not affect the effective tax rate. The Company is subject to examination by U.S. federal and state tax authorities for all years since its inception.
10.NET LOSS PER SHARE
The following table summarizes the computation of basic and diluted net loss per share of the Company for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)
Net loss	$(32,903)	$(29,055)	$(69,166)	$(55,141)
Weighted-average common stock outstanding, basic and diluted	56,116,070	54,506,195	55,978,482	54,330,402
Net loss per share, basic and diluted	$(0.59)	$(0.53)	$(1.24)	$(1.01)
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

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)

	June 30, 2022	June 30, 2021
Stock options to purchase common stock	7,766,205	5,619,311
Early exercised stock options subject to future vesting	469,397	1,279,177
Restricted stock awards subject to future vesting	71,443	190,975
Restricted stock units subject to future vesting	1,417,368	895,071
Expected shares to be purchased under Employee Stock Purchase Plan	—	81,361
Total	9,724,413	8,065,895
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
In addition, the Company is required to make milestone payments upon successful achievement of certain regulatory milestones for KB-0742, lanraplenib, and other discovery pipeline compounds up to a combined maximum of $22.4 million. For each milestone payment that becomes due, the Company has the right to pay up to 50% of such milestone payment amount in shares of its common stock as long as certain regulatory requirements are met. As of June 30, 2022, there were no milestone payments due.
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
12.LEASES
In March 2020, the Company entered into an 11-year lease agreement to move its research and development operations from 21 Erie Street, Cambridge, Massachusetts, to a 40,514 square-feet facility at 301 Binney Street, Cambridge, Massachusetts (Cambridge facility). The lease commenced on February 28, 2020 with an initial annual base rent of $4.1 million. The initial rent payment was paid as of September 30, 2020, with rent payments escalating 3.0% annually after the initial 12 payments. As discussed in Note 2, the Company executed a letter of credit for $2.0 million in connection with the lease. The lease includes $3.7 million in certain tenant improvement allowances, which the Company included in its calculation of the right-of-use asset in the lease at commencement. As of June 30, 2022, $3.7 million in improvement costs incurred by the Company were reimbursed by the lessor and are now included within the total lease liability. In connection with the lease, the Company recognized an operating lease right-of-use asset of $25.8 million and $23.6 million and an aggregate lease liability of $28.9 million and $29.7 million as of June 30, 2022 and December 31, 2021, respectively. The remaining lease term is 8 years and 8 months, and the estimated incremental borrowing rate is 8.50%.
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
The new 17,340 square foot suite was treated as a separate lease for accounting purposes. The initial annual base rent for the new space was $1.2 million, and such amount increases by 3% annually on each anniversary of the new premises commencement date. In connection with the larger space leased, the Company has also made an additional one-time cash security deposit in the amount of $59,000. The new lease commenced in April 2021 and the new lease agreement extends the termination date from April 30, 2025 to August 31, 2026. In connection with the lease, the Company recognized an operating lease right-of-use asset of $3.0 million and $3.3 million and an aggregate lease liability of $4.1 million and $4.1 million as of June 30, 2022 and December 31, 2021, respectively. The remaining lease term is 4 years and 0 months, and the estimated incremental borrowing rate is 11.18%.
The following table summarizes the presentation of the Company’s operating leases in its balance sheets as of June 30, 2022 and December 31, 2021:

Balance Sheet Caption	June 30, 2022	December 31, 2021
	(in thousands)
Assets:
Operating lease assets	$25,830	$26,904
Liabilities:
Current portion of operating lease liabilities	$2,704	$2,109
Noncurrent operating lease liabilities	30,257	31,653
Total operating lease liabilities	$32,961	$33,762

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
The effect of finance lease costs in the Company’s statements of operations and comprehensive loss was immaterial for the three and six months ended June 30, 2022 and 2021.
The following table summarizes the effect of operating lease costs in the Company’s statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021:

Statement of Operations and Comprehensive Loss Caption	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Research and development	$767	$767	$1,534	$1,775
General and administrative	511	613	1,021	989
Total operating lease cost	$1,278	$1,380	$2,555	$2,764
The Company made cash payments of $1.2 million, $2.3 million, $1.2 million, and $2.3 million under the lease agreements during the three and six months ended June 30, 2022 and 2021, respectively.
The undiscounted future non-cancellable lease payments under the Company's operating leases as of June 30, 2022 for the next five years and thereafter is expected to be as follows:

Period Ending December 31,	Amount
(in thousands)
Remaining six months of 2022	$2,734
2023	1,792
2024	5,749
2025	5,921
2026 and thereafter	26,709
Total undiscounted lease payments	42,905
Less: Present value adjustment	(9,944)
Present value of operating lease liabilities	$32,961
13.RELATED PARTIES
On December 1, 2017, the Company entered into a services agreement with Two River Consulting, LLC (Two River) to provide various clinical development, operational, managerial, accounting and financial, and administrative services to the Company. Arie Belldegrun, M.D., FACS, the Chairman of the Board of Directors, is the Chairman of Two River. Mr. Joshua Kazam and Mr. David Tanen, each a director of the Company, are each partners of Two River. Mr. Christopher Wilfong, a strategic advisor to the Company, is an Operating Partner of Two River and Mr. Sean Algeo, serving as a financial consultant to the Company, is the Chief Financial Officer of Two River. During the three and six months ended June 30, 2022 and 2021, the Company incurred expense of $18,000, $41,000, $0.1 million and $0.3 million, respectively, for these services.
In 2019, the Company entered into a consulting agreement with Bellco Capital, LLC (Bellco) to provide various executive services to the Company. Arie Belldegrun, M.D., FACS, the Chairman of the Board of Directors, is the Chairman of Bellco. Rebecka Belldegrun, M.D., who served as a director of the Company through January 25, 2021, is the President and Chief Executive Officer of Bellco. During the three and six months ended June 30, 2022 and 2021, the Company incurred expense of $6,300, $6,300, $12,600, and $12,600, respectively, for these services.

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
Overview
We are an integrated discovery through late-stage clinical development biopharmaceutical company, with a focus on developing therapeutics that target the dysregulated transcription that causes cancer and other serious diseases. We have three investigational compounds. We are actively conducting clinical trials with two of these compounds, including a pivotal Phase 3 trial, and have opened clinical trial sites for the third. Our product engine, which includes our propriety small molecule microarray (SMM) screening platform, provides us with the capability to map and target transcription regulatory networks (TRNs) in a differentiated manner to enable discovery of novel compounds and improve our translational capabilities.
Our lead product candidate, entospletinib, is an orally administered, selective spleen tyrosine kinase (SYK) inhibitor that has been previously tested in more than 1,300 people, including more than 200 patients with acute myeloid leukemia (AML). Based on clinical results in a biomarker-defined subset of patients and following discussions as part of an End-of-Phase 2 meeting with the FDA, we are conducting our randomized, double-blinded, placebo-controlled registrational Phase 3 AGILITY clinical trial of entospletinib in combination with intensive chemotherapy in approximately 180 patients with newly diagnosed NPM1-mutated AML. In addition, we are developing KB-0742, our internally discovered, oral cyclin dependent kinase 9 (CDK9) inhibitor, for the treatment of MYC-amplified and other transcriptionally addicted solid tumors. We are in the dose escalation stage of a Phase 1/2 clinical trial. We are also developing lanraplenib, our next generation orally-administered SYK inhibitor, and have opened trial sites for a Phase 1b/2 clinical trial. This clinical trial will evaluate lanraplenib in combination with gilteritinib in patients with relapsed or refractory FLT3- mutated AML. In our research efforts, we are leveraging our product engine to drive multiple oncology discovery programs targeting dysregulated transcription factors and their associated TRNs. In November 2021, we announced the advancement of two programs, one focused on the MYC TRN and one focused on the androgen receptor (AR) TRN, based on this work, which are ongoing.
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

The following chart summarizes the current stages of our development programs, including our lead product candidate, entospletinib, as well as KB-0742 and lanraplenib, and our next anticipated milestones:
The ongoing COVID-19 pandemic has presented substantial public health and economic challenges around the world. We cannot at this time predict the specific extent, duration or impact that COVID-19 will have on our financial condition and operations, including ongoing research activities, ongoing and planned clinical trials and our financial results. While we are currently conducting a pivotal Phase 3 clinical trial for entospletinib, and a Phase 1/2 clinical trial for KB-0742 and have opened clinical trial sites for an additional clinical trial, COVID-19 precautions may directly or indirectly impact their timelines and interrupt clinical enrollment.
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
Since our formation, we have incurred significant operating losses, primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. Our net loss was $32.9 million and $29.1 million for the three months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $332.2 million. As of June 30, 2022, we had $292.4 million of cash, cash equivalents and investments. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.

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

Results of Operations
Comparison of Three Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$22,706	$19,802	$2,904
General and administrative	10,824	9,339	1,485
Total operating expenses	33,530	29,141	4,389
Loss from operations	(33,530)	(29,141)	(4,389)
Other income (expense), net:
Interest and other income, net	627	86	541
Total other income (expense), net	627	86	541
Net loss	$(32,903)	$(29,055)	$(3,848)

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Direct Costs	$11,642	$8,451	$3,191
Indirect Costs:
Personnel	9,067	7,798	1,269
Facilities, depreciation and other expenses	1,998	3,553	(1,555)
Total research and development expenses	$22,707	$19,802	$2,905
Research and development expenses were $22.7 million for the three months ended June 30, 2022, compared to $19.8 million for the three months ended June 30, 2021. The increase of $2.9 million was primarily due to an increase of $3.3 million in consulting and other outside research expenses and an increase of $1.3 million in personnel costs primarily attributable to increased research and development personnel headcount, including an increase in stock-based compensation of $0.6 million. These increases were partially offset by a decreases of $0.1 million in lab supplies and $1.6 million in facilities, depreciation and other expenses.
General and Administrative Expenses
General and administrative expenses were $10.8 million for the three months ended June 30, 2022 compared to $9.3 million for the three months ended June 30, 2021. The increase of $1.5 million was primarily due to an increase in stock-based compensation of $1.2 million and an increase of $1.0 million in personnel costs, primarily attributable to increased general and administrative personnel headcount to support the growth of our research and development organization. These increases were partially offset by a decrease of $0.3 million in professional fees primarily attributable to insurance and other professional services, a decrease of $0.2 million in facilities and depreciation and a decrease of $0.2 million in other general and administrative expenses.
Interest and Other Income, Net
Interest and other income, net primarily consists of interest earned on our cash, cash equivalents, and investments.

Comparison of Six Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$47,142	$37,396	$9,746
General and administrative	22,752	17,923	4,829
Total operating expenses	69,894	55,319	14,575
Loss from operations	(69,894)	(55,319)	(14,575)
Other income (expense), net:
Interest and other income, net	728	178	550
Total other income (expense), net	728	178	550
Net loss	$(69,166)	$(55,141)	$(14,025)

Research and Development Expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Direct Costs	$20,332	$18,215	$2,117
Indirect Costs:
Personnel	18,431	13,869	4,562
Facilities, depreciation and other expenses	8,381	5,312	3,069
Total research and development expenses	$47,144	$37,396	$9,748
Research and development expenses were $47.1 million for the six months ended June 30, 2022, compared to $37.4 million for the six months ended June 30, 2021. The increase of $9.7 million was primarily due to an increase of $2.4 million in consulting and other outside research expenses and an increase of $4.6 million in personnel costs primarily attributable to increased research and development personnel headcount, including an increase in stock-based compensation of $1.8 million, and an increase in facilities, depreciation and other expenses of $3.1 million. These increases were partially offset by a decrease in lab costs of $0.3 million.
General and Administrative Expenses
General and administrative expenses were $22.8 million for the six months ended June 30, 2022 compared to $17.9 million for the six months ended June 30, 2021. The increase of $4.8 million was primarily due to an increase in stock-based compensation of $2.5 million and an increase of $1.9 million in personnel costs, primarily attributable to increased general and administrative personnel headcount to support the growth of our research and development organization. Professional fees and other expenses also increased by $0.4 million and $0.2 million, respectively. These increases were partially offset by a decrease of $0.2 million in facilities and depreciation.
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
As of June 30, 2022, we had cash, cash equivalents and investments of $292.4 million. We expect that our cash, cash equivalents and investments as of June 30, 2022, will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2024.
Material Cash Requirements
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to entospletinib, KB-0742 and lanraplenib and our other research efforts, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
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
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2022	2021
	(unaudited)
	(in thousands)
Cash used in operating activities	$(46,004)	$(39,262)
Cash used in investing activities	(67,065)	(25,119)
Cash provided by financing activities	939	2,029
Net decrease in cash and cash equivalents	$(112,130)	$(62,352)
Operating Activities
During the six months ended June 30, 2022, cash used in operating activities was $46.0 million, which was primarily attributable to our net loss of $69.2 million, partially offset non-cash charges of $19.5 million. The non-cash charges primarily consisted of $16.0 million in stock-based compensation, net amortization and accretion of investment securities of $0.6 million, noncash lease expense of $1.1 million, and depreciation and amortization of $1.1 million.
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
Investing Activities
During the six months ended June 30, 2022, cash used in investing activities was $67.1 million, consisting of $216.1 million in purchases of marketable securities and $0.5 million for the purchase of property and equipment partially offset by $149.0 million in maturities of marketable securities.
During the six months ended June 30, 2021, cash used in investing activities was $25.1 million, consisting of $141.1 million of net investment purchases and $2.9 million for the purchase of property and equipment, partially offset by $118.9 million in investment maturities.
Financing Activities
During the six months ended June 30, 2022, net cash provided by financing activities was $0.9 million, consisting of proceeds from the exercise of stock options of $0.9 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents, short-term investments, and long-term investments. As of June 30, 2022, our cash equivalents and short-term investments consisted of money market funds, corporate bonds, U.S. Agency securities, and U.S. Treasury securities. As of December 31, 2021, our cash equivalents and short-term investments consisted of money market funds, corporate bonds, and U.S. Treasury securities. As of June 30, 2022, our long-term investments consisted of investments in U.S. Treasury securities that have contractual maturities of greater than one year. As of December 31, 2021, we did not have any long-term investments. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates, including changes resulting from the impact of record inflation and the COVID-19 pandemic. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. If a 100 basis point increase or decrease in interest rates were to have occurred on June 30, 2022, this change would not have had a material impact on our condensed financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Foreign Currency Exchange Risk
All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that permit us to satisfy our payment obligations in U.S. dollars (at prevailing exchange rates) but have underlying payment obligations denominated in foreign currencies, primarily including the Euro. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not had a formal hedging program with respect to foreign currency. We believe a hypothetical 100 basis point increase or decrease in exchange rates at June 30, 2022 would not have had a material effect on our condensed financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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

ITEM 5. OTHER INFORMATION
On August 2, 2022, the compensation committee of our board of directors adopted an amended form of participation agreement (Amended Form of Participation Agreement) under our severance and change in control plan (the Plan). The Amended Form of Participation Agreement includes a change to align that agreement with certain employees’ existing employment agreements. Under the terms of the Amended Form of Participation Agreement, upon a termination without “Cause” or a resignation for “Good Reason” (each as defined in the Plan) not in connection with a change in control, each of our “C-level” employees, including Drs. Al-Wakeel, DiMartino and Dinsmore and Ms. Kosacz, are entitled to accelerated vesting of equity-based awards if the sole requirement for vesting is continued service. All other terms under the Plan and form of participation agreement thereunder, as previously described in our Current Report on Form 8-K filed on April 21, 2022, remain the same.
The foregoing description of the Plan and the Amended Form of Participation Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Plan and the Amended Form of Participation Agreement, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in litigation or other legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2022, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material effect on our business.

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
We have incurred significant net losses in each period since we commenced operations in June 2017. For the three and six months ended June 30, 2022 and 2021, we reported net losses of $32.9 million, $69.9 million, $29.1 million and $55.3 million, respectively. As of June 30, 2022, we had an accumulated deficit of $332.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:
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
•obtain, expand, maintain, enforce and protect our intellectual property portfolio; and
•hire additional clinical, regulatory and scientific personnel.

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
We will need substantial additional funding. If we are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate our product development programs or commercialization efforts.*
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we progress our ongoing clinical trials and commence our planned clinical trials and any other future clinical trials, and continue our discovery and preclinical development activities to identify new product candidates, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations, and we may need to raise additional funding sooner than expected if we choose to expand more rapidly than we presently anticipate. We cannot be certain that additional funding will be available on acceptable terms, or at all. Further, geopolitical events such as the military action initiated by Russia against Ukraine (and responses by the United States and certain other countries, including significant sanctions and trade actions against Russia), inflation and the ongoing COVID-19 pandemic, could adversely affect the economy and financial markets in general and our ability to raise additional capital. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our discovery and preclinical development programs or any future commercialization efforts.
We had cash, cash equivalents, and investments of $292.4 million as of June 30, 2022. We believe that, based upon our current operating plan, our existing capital resources will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2024, including through the readout of the primary endpoint of our registrational Phase 3 clinical trial of entospletinib in combination with intensive chemotherapy in AML patients with NPM1 mutations, and the completion of our Phase 1/2 clinical trial of KB-0742 for the treatment of advanced solid tumors. However, we have based this estimate on our current development plans and assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control, including as a result of global supply chain issues, inflation and the COVID-19 pandemic. In any event, our future capital requirements will depend on many factors, including:
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
If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, regulatory approval could be delayed or we could fail to obtain regulatory approval.*
We may not be able to initiate or continue our ongoing or planned clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA. In addition, some of our competitors may have ongoing clinical trials for product candidates that would treat the same or a similar patient population as we plan to treat with our product candidates in clinical trials, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.
We are conducting a Phase 1/2 clinical trial of KB-0742 in patients with cancer to evaluate the safety, PK and PD of the compound across multiple dose levels. Following identification of a recommended Phase 2 clinical trial dose and schedule, we intend to enroll expansion cohorts in one or more biomarker-defined patient populations with transcriptionally addicted cancers. We expect to begin with patients who have MYC-amplified solid tumors, independent of histology. However, if the safety, PK or PD data from the first stage of the clinical trial suggest our initial doses or schedule require further optimization, this could delay or preclude initiation of the expansion cohorts. We may also seek to enroll an additional cohort of patients with soft tissue sarcoma who have transcription factor fusions and patients with chordoma, an incurable solid tumor addicted to the brachyury transcription factor, in order to further demonstrate proof of concept for KB-0742. While we believe it is feasible to enroll such patients at major academic centers, patients with these tumor types are relatively rare, and we may be unable to enroll or maintain a sufficient number of these patients in any such additional cohort, which could adversely affect our development and registration strategy for KB-0742.
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
In developing a product candidate for certain indications, we may decide to use a biomarker-based test to identify patients for enrollment and/or monitor patients in clinical trials. For example, we are using a biomarker-based test to identify patients for enrollment in our ongoing registrational Phase 3 clinical trial of entospletinib in combination with intensive chemotherapy for the treatment of AML patients with NPM1 mutations. If the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. The FDA generally requires contemporaneous approvals of a new companion diagnostic with the proposed therapeutic. To date, the FDA has required premarket approval of all companion diagnostics for cancer therapies. As such, if a satisfactory companion diagnostic is not commercially available, we may be required to create or obtain one that would be subject to regulatory approval or clearance requirements.
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
With respect to internally developed product candidates, our research and development efforts to date have resulted in our discovery and preclinical development of KB-0742 as well as several early-stage discovery programs. KB-0742 may not be safe or effective as a cancer treatment and, with respect to our early-stage discovery programs, we may not identify suitable product candidates for preclinical or clinical development. Our product engine may not be successful in generating additional contributions to our pipeline of product candidates. For example, we may not be successful in identifying novel product candidates that can selectively modulate oncogenic TRNs. Even if we are successful in building our pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future, which likely would result in significant harm to our financial position and adversely affect our stock price.
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
If we are successful in developing entospletinib, our lead product candidate, or lanraplenib, our next-generation SYK inhibitor, they may compete against product candidates that are currently in clinical development to the extent any such candidates are approved, including: (i) HMPL-523, a SYK inhibitor being developed by Hutchison Medipharma Ltd. that is in Phase 1 evaluation in hematologic malignancies; (ii) product candidates in early clinical development that target the interaction between MLL and MENIN in MLL-r and AML patients with NPM1 mutations, which, if approved, could compete with entosplentinib or lanraplenib, including (a) SNDX-5613, being developed by Syndax Pharmaceuticals, Inc. in a Phase 1 clinical trial as monotherapy and in combination with chemotherapy in relapsed or refractory AML in patients with MLL-r/KMT2A gene rearrangement or NPM1 mutations; (b) KO-539, being developed by Kura Oncology, Inc. in a Phase 1 clinical trial as monotherapy in relapsed or refractory AML, (c) DS-1594, being developed by Daiichi Sankyo Company in a Phase 1 clinical trial with or without azacitidine/venetoclax in relapsed/refractory AML, (d) JNJ-75276617, being developed by Janssen Research & Development, LLC in a Phase 1 clinical trial in acute leukemias, and (e) BMF-219, being developed by Biomea Fusion, Inc. in a Phase 1 clinical trial as monotherapy in acute leukemia, diffuse large b-cell lymphoma and multiple myeloma; and (iii) product candidates that may compete with entosplentinib or lanraplenib by addressing the subset of AML patients with FLT3 mutations and are currently in development in combination with FLT3 inhibitors, including (a) venetoclax, a BCL-2 inhibitor being developed by Abbvie, and (b) CPX-351, a liposomal formulation of daunorubicin and cytarabine being developed by Jazz Pharmaceuticals.
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
Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. On July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule and guidance implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed until January 1, 2027. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule.
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
In the United States, there are numerous federal, state and local privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal data, including federal and state health information privacy laws, federal and state security breach notification laws, and federal, state and local consumer protection laws, to which we are or may become subject. In particular, regulations promulgated pursuant to HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), establish privacy and security standards that limit the use and disclosure of certain individually identifiable health data, or protected health data, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health data and ensure the confidentiality, integrity and availability of electronic protected health data. Determining whether protected health data has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. Further, if we fail to comply or are perceived to have not fully complied with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face significant administrative, civil and criminal penalties. HHS has the discretion to impose penalties without attempting to first resolve violations. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.
In addition, the California Consumer Privacy Act of 2018 (CCPA) imposes obligations on business to which it applies. These obligations include, without limitation, providing specific disclosures in privacy notices, affording California residents certain rights related to their personal data, and requiring businesses subject to the CCPA to implement certain measures to effectuate California residents’ personal data rights. The CCPA allows for statutory fines for noncompliance up to $7500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data maintained about California residents. In addition, it is anticipated that the California Privacy Rights Acts of 2020 (CPRA), effective January 1, 2023, will expand the CCPA. For example, the CPRA established a new California Privacy Protection Agency to implement and enforce the CCPA (as amended), which could increase the risk of an enforcement action. Other states, such as Colorado, Utah and Connecticut, have enacted data privacy laws. These developments may further complicate compliance efforts and may increase legal risk and compliance costs for us, the third parties upon whom we rely. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR) and the United Kingdom’s GDPR (UK GDPR) impose strict requirements for the processing of personal data of individuals located, respectively, within the European Economic Area (EEA) and the United Kingdom (UK). For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million Euros or 4% of the annual global revenue of the company, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
Certain jurisdictions, such as the EU, Switzerland and the UK, have enacted cross-border personal data transfers laws regulating personal data flows to third countries. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA, such as the United States, which the European Commission does not consider to provide an adequate level of personal data protection. The European Commission released a set of “Standard Contractual Clauses” that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual clauses are a valid mechanism to transfer personal data outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. In addition, laws in Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States of America that do not provide an adequate level of personal data protection. In addition to European restrictions on cross-border personal data transfers, other jurisdictions have enacted or are considering similar cross-border personal data transfer laws and local personal data residency laws, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border personal data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or elsewhere. Inability to import personal data to the United States may significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties subject to European and other data protection laws or requiring us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense.
Our obligations related to data privacy and security are quickly changing becoming increasingly stringent and creating regulatory uncertainty. These obligations may be subject to differing applications and interpretations, which may be inconsistent among jurisdictions or in conflict. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our information technologies, systems, and practices and those of any third parties that process personal data on our behalf. In addition, these obligations may even require us to change to our business model. We may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply such obligations that impacts our compliance posture. If we, or the third parties on which we rely, fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials.
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
Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from EU directives and regulations, Brexit has had, and may continue to have, a material impact on the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the European Union. For example, Great Britain is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA and, and a separate marketing authorization will be required to market our product candidates in Great Britain. It is currently unclear whether the Medicines & Healthcare products Regulatory Agency, or MHRA, in the U.K. is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive.
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
We have grown rapidly and will need to continue to grow the size of our organization and expand our capabilities, and we may experience difficulties in managing this growth.*
As of June 30, 2022, we had 101 full-time employees. As of January 1, 2019, we had nine full-time employees and since then, we have expanded our executive and leadership team with the additions of our Chief Medical Officer and Executive Vice President, Clinical Development, our Chief Scientific Officer, our Chief Operating Officer and General Counsel, our Chief Financial Officer, our Senior Vice President, Pharmaceutical Development and Manufacturing, our Senior Vice President, Corporate Communications and Investor Relations, and our Senior Vice President of Clinical Development. We expect to experience continued growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, research science, clinical operations, manufacturing, regulatory affairs, and, if any of our product candidates receives marketing approval, sales, marketing and distribution. In addition, we are building a self-sufficient accounting and finance group within our company, and have relied and continue to rely on a third-party accounting consulting firm to augment our internal accounting and finance function. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel.

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
If our information technology systems or data is or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, interruptions to our operations such as our clinical trials, claims that we breached our data protection obligations, harm to our reputation, and a loss of customers or sales.*
In the ordinary course of business, we, or the third parties upon which we rely, may collect, store, transmit or otherwise process proprietary, confidential, and sensitive data (including but not limited to intellectual property, proprietary business information and personal data). We have also outsourced elements of our operations to third parties, and as a result we rely on a number of third-party contractors who have access to our proprietary, confidential, and sensitive data. We may share or receive sensitive data with or from third parties. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place.
Cyberattacks, malicious internet-based activity, and online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent continue to rise, increasingly difficult to detect, and come from a variety of sources. In addition to traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel misconduct or error (such as theft or misuse), sophisticated nation-state and nation-state supported actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks that could materially disrupt our systems, operations and supply chain. We may be subject to a variety of evolving threats, including but not limited to social engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), ransomware attacks, supply-chain attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, flood, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us. The COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises.
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
In addition, as a result of non-affiliate public float as of June 30, 2022, commencing on December 31, 2022 we will become a non-accelerated filer.  For so long as we remain a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.
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
Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and investments. As of June 30, 2022, we have not used any of the net proceeds from our IPO.
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

10.1+	Non-Employee Director Compensation Policy, as amended
10.2+
Kronos Bio, Inc. Severance and Change in Control Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-39592), filed with the SEC on April 21, 2022)

10.3+	Kronos Bio, Inc. Severance and Change in Control Plan with amended form of Participation Agreement thereunder
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

KRONOS BIO, INC.

Date:	August 4, 2022	By:	/s/ Norbert Bischofberger
Norbert Bischofberger, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2022	By:	/s/ Yasir Al-Wakeel
Yasir Al-Wakeel, BM BCh
Chief Financial Officer and Head of Corporate Development
(Principal Financial and Accounting Officer)