Form 10-K/A
period 2021-12-31
Kronos Bio, Inc.
filed 2022-09-09
CIK 1741830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Amendment No. 1 on Form 10-K/A. Certain information required by Part III of the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on February 24, 2022, has been incorporated by reference from the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders held in June 2022, which was filed with the Securities and Exchange Commission on April 27, 2022.

Auditor Firm ID: 42	Auditor Name: Ernst & Young LLP	Auditor Location: Redwood City, California

EXPLANATORY NOTE

Kronos Bio, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2022 (the “Form 10-K”), solely for the purpose of filing revised certifications by the Company’s principal executive officer and principal financial officer, as Exhibits 31.1 and 31.2 herewith, to correct an inadvertent omission of certain language regarding internal control over financial reporting required to be included in such certifications by Item 601(b)(31)(i) of Regulation S-K.

In accordance with interpretation 246.13 in the Regulation S-K section of the SEC’s “Compliance & Disclosure Interpretations,” this Amendment No. 1 contains only the cover page, explanatory note, signature page and the revised certifications (containing only paragraphs 1, 2, 4 and 5 of the text otherwise prescribed by Item 601(b)(31)(i) of Regulation S-K). Because no financial statements are included with this Amendment No. 1, paragraph 3 of each of the certifications has been omitted.

This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way the financial statements, consents or any other items or disclosures made in the Form 10-K, other than the filing of the corrected certifications described above. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

No financial statements or schedules are filed with this Amendment No. 1.

The following exhibits are filed with this Amendment No. 1:

Exhibit Number	Description Of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
104	The cover page of this Amendment No. 1 has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRONOS BIO, INC.

Date: September 9, 2022	By:	/s/ Norbert Bischofberger
Norbert Bischofberger, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)