Form 10-Q/A
period 2022-03-31
Kronos Bio, Inc.
filed 2022-09-09
CIK 1741830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Kronos Bio, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, which was filed with the Securities and Exchange Commission (the “SEC”) on May 4, 2022 (the “Form 10-Q”), solely for the purpose of filing revised certifications by the Company’s principal executive officer and principal financial officer, as Exhibits 31.1 and 31.2 herewith, to correct an inadvertent omission of certain language regarding internal control over financial reporting required to be included in such certifications by Item 601(b)(31)(i) of Regulation S-K.

In connection with the filing of the corrected Exhibits 31.1 and 31.2, the Company is restating Item 4 (Controls and Procedures) of Part I, which does not contain any change to the disclosure included under that Item in the Form 10-Q. Other than the restatement of Item 4 of Part I as described in the preceding sentence, in accordance with interpretation 246.13 in the Regulation S-K section of the SEC’s “Compliance & Disclosure Interpretations,” this Amendment No. 1 contains only the cover page, explanatory note, signature page and the revised certifications (containing only paragraphs 1, 2, 4 and 5 of the text otherwise prescribed by Item 601(b)(31)(i) of Regulation S-K). Because no financial statements are included with this Amendment No. 1, paragraph 3 of each of the certifications has been omitted. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company's principal executive officer and principal financial officer are filed as Exhibits 31.3 and 31.4 to this Amendment No. 1.

This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way the financial statements or any other items or disclosures made in the Form 10-Q, other than the filing of the corrected certifications described above. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-Q.

PART I. FINANCIAL INFORMATION

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

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description Of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

104	The cover page of this Amendment No. 1 has been formatted in Inline XBRL.

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