Form 10-Q/A
period 2022-06-30
Kronos Bio, Inc.
filed 2022-09-09
CIK 1741830

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

EXPLANATORY NOTE

Kronos Bio, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (the “Form 10-Q”), which was filed with the Securities and Exchange Commission (the “SEC”) on August 4, 2022, to file corrected Exhibits 10.1 and 10.3 to the Form 10-Q, to correct the hyperlink for Exhibit 10.2 to the Form 10-Q, and to include additional legends in the exhibit table. This Amendment No. 1 is also being filed for the purpose of filing revised certifications by the Company’s principal executive officer and principal financial officer, filed as Exhibits 31.3 and 31.4 herewith, to correct an inadvertent omission of certain language regarding internal control over financial reporting required to be included in such certifications by Item 601(b)(31)(i) of Regulation S-K. Because no financial statements are included with this Amendment No. 1, paragraph 3 of each of the revised certifications, being filed as Exhibits 31.3 and 31.4, has been omitted.

In connection with the filing of the corrected Exhibits 31.3 and 31.4, the Company is restating Item 4 (Controls and Procedures) of Part I, which does not contain any change to the disclosure included under that Item in the Form 10-Q.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are also filed as Exhibits 31.5 and 31.6 to this Amendment No. 1.

Item 6 of Part II is also being amended to reflect the corrected and new exhibits and other exhibit table amendments described above.

No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way the financial statements or any other items or disclosures made in the Form 10-Q, other than as required to reflect the amendments discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-Q.

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

10.2+
Kronos Bio, Inc. Severance and Change in Control Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-39592), filed with the SEC on April 21, 2022).

10.3+	Kronos Bio, Inc. Severance and Change in Control Plan with amended form of Participation Agreement thereunder.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.5	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.6	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1#*
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (this document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).* The cover page of this Amendment No. 1 has been formatted in Inline XBRL.

+	Indicates management contract or compensatory plan.
*
Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 4, 2022. The exhibit number of the previously filed exhibit corresponds to the exhibit number for such exhibit in this exhibit table.

#
The information in Exhibit 32.1 was furnished previously to accompany the Quarterly Report on Form 10-Q and was not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, unless the Registrant specifically incorporates the foregoing information into those documents by reference.

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