Form 10-Q
period 2022-09-30
Kronos Bio, Inc.
filed 2022-11-08
CIK 1741830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No
As of November 2, 2022 the registrant had 56,898,374 shares of common stock, $0.001 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
`KRONOS BIO, INC.
Condensed Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets		(1)
Current assets:
Cash and cash equivalents	$67,481	$198,270
Short-term investments	190,774	141,239
Prepaid expenses and other current assets	6,375	8,045
Total current assets	264,630	347,554
Long-term investments	12,086	—
Property and equipment, net	13,538	14,880
Operating lease right-of-use assets	25,276	26,904
Restricted cash	2,026	2,026
Other noncurrent assets	112	112
Total assets	$317,668	$391,476
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,462	$998
Accrued expenses	14,994	9,063
Current portion of operating lease liabilities	2,239	2,109
Current portion of other liabilities	1,410	1,456
Total current liabilities	20,105	13,626
Noncurrent operating lease liabilities	29,526	31,653
Other noncurrent liabilities	350	1,100
Total liabilities	49,981	46,379
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 authorized as of September 30, 2022 and December 31, 2021; 56,439,628 and 55,703,327 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	56	56
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued and outstanding.
Additional paid-in capital	633,087	608,064
Accumulated deficit	(364,406)	(262,984)
Accumulated other comprehensive income (loss)	(1,050)	(39)
Total stockholders' equity	267,687	345,097
Total liabilities and stockholders’ equity	$317,668	$391,476
(1) The balance sheet as of December 31, 2021 is derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$23,403	$24,688	$70,547	$62,084
General and administrative	10,135	8,985	32,886	26,908
Total operating expenses	33,538	33,673	103,433	88,992
Loss from operations	(33,538)	(33,673)	(103,433)	(88,992)
Other income (expense), net:
Interest and other income, net	1,282	70	2,011	248
Total other income (expense), net	1,282	70	2,011	248
Net loss	(32,256)	(33,603)	(101,422)	(88,744)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	(389)	1	(1,011)	26
Net comprehensive loss	$(32,645)	$(33,602)	$(102,433)	$(88,718)
Net loss per share, basic and diluted	$(0.57)	$(0.61)	$(1.81)	$(1.63)
Weighted-average shares of common stock, basic and diluted	56,318,571	54,977,085	56,093,091	54,549,747
The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Condensed Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2021	55,703,327	$56	$608,064	$(39)	$(262,984)	$345,097
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	361,182	—	529	—	—	529
Stock-based compensation expense	—	—	7,788	—	—	7,788
Net unrealized gain (loss) on available-for-sale securities	—	—	—	(131)	—	(131)
Net loss	—	—	—	—	(36,263)	(36,263)
Balance at March 31, 2022	56,064,509	$56	$616,381	$(170)	$(299,247)	$317,020
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	142,189	—	375	—	—	375
Stock-based compensation expense	—	—	8,207	—	—	8,207
Employee stock purchase plan	12,539	—	35	—	—	35
Net unrealized gain (loss) on available-for-sale securities	—	—	—	(491)	—	(491)
Net loss	—	—	—	—	(32,903)	(32,903)
Balance at June 30, 2022	56,219,237	$56	$624,998	$(661)	$(332,150)	$292,243
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	220,391	—	628	—	—	628
Stock-based compensation expense	—	—	7,461	—	—	7,461
Net unrealized gain (loss) on available-for-sale securities	—	—	—	(389)	—	(389)
Net loss	—	—	—	—	(32,256)	(32,256)
Balance at September 30, 2022	56,439,628	$56	$633,087	$(1,050)	$(364,406)	$267,687

KRONOS BIO, INC.
Condensed Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2020	54,073,901	$54	$577,390	$(19)	$(111,906)	$465,519
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	312,062	—	590	—	—	590
Stock-based compensation expense	—	—	5,238	—	—	5,238
Net unrealized gain (loss) on available-for-sale securities	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(26,086)	(26,086)
Balance at March 31, 2021	54,385,963	$54	$583,218	$(23)	$(137,992)	$445,257
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	322,812	1	626	—	—	627
Stock-based compensation expense	—	—	6,432	—	—	6,432
Employee stock purchase plan	50,569	—	817	—	—	817
Net unrealized gain (loss) on available-for-sale securities	—	—	—	29	—	29
Net loss	—	—	—	—	(29,055)	(29,055)
Balance at June 30, 2021	54,759,344	$55	$591,093	$6	$(167,047)	$424,107
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	458,500	—	1,381	—	—	1,381
Stock-based compensation expense	—	—	7,137	—	—	7,137
Net unrealized gain (loss) on available-for-sale securities	—	—	—	1	—	1
Net loss	—	—	—	—	(33,603)	(33,603)
Balance at September 30, 2021	55,217,844	$55	$599,611	$7	$(200,650)	$399,023
The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Condensed Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(101,422)	$(88,744)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,692	1,431
Net amortization/accretion on available-for-sale securities	185	3,175
Change in accrued interest on available-for-sale securities	856	211
Stock-based compensation expense	23,456	18,807
Noncash lease expense	1,628	1,487
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,433	2,843
Other long-term assets	—	54
Accounts payable	409	(650)
Accrued expenses	6,161	3,288
Right-of-use operating assets and liabilities, net	(1,997)	399
Other liabilities	(799)	(1,703)
Net cash provided by (used in) operating activities	(68,398)	(59,402)

Cash flows from investing activities:
Purchase of property and equipment	(525)	(3,782)
Purchase of available-for-sale securities	(307,181)	(163,615)
Maturities of marketable securities	243,248	175,340
Sale of marketable securities	500	17,032
Net cash provided by (used in) investing activities	(63,958)	24,975

Cash flows from financing activities:
Principal payments on finance lease	—	(5)
Proceeds from issuance of common stock upon exercise of stock options	1,532	2,598
Proceeds from issuance of common stock under the employee stock purchase plan	35	817
Net cash provided by (used in) financing activities	1,567	3,410

Net increase (decrease) in cash and cash equivalents	(130,789)	(31,017)
Cash, cash equivalents and restricted cash at beginning of period	200,296	250,036
Cash, cash equivalents and restricted cash at end of period	$69,507	$219,019

Supplemental disclosures of non-cash activities:
Property and equipment additions included in accounts payable and accrued expenses	$51	$408
Reduction of right-of-use asset due to modification	$—	$(1,741)
Right-of-use asset obtained in exchange for operating lease liability	$—	$3,764

Cash and cash equivalents at end of period	$67,481	$216,993
Restricted cash at end of period	2,026	2,026
Cash, cash equivalents and restricted cash at end of period	$69,507	$219,019

The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)

1.NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Kronos Bio, Inc. (Kronos or the Company), a Delaware corporation, was incorporated on June 2, 2017. The Company is an integrated discovery through clinical development biopharmaceutical company, with a focus on developing therapeutics that target the dysregulated transcription that causes cancer and other serious diseases.
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
Need for Additional Capital
The Company has incurred net losses since its inception of $364.4 million as of September 30, 2022. The Company expects that its cash, cash equivalents and investments as of September 30, 2022 will be sufficient to fund its operations for a period of at least one year from the date of issuance of these condensed financial statements. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital.
The Company intends to raise additional capital through the issuance of equity securities, debt financings or other sources in order to continue its operations. However, if such financing is not available when needed and at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its product candidates.
The ongoing COVID-19 pandemic has presented substantial public health and economic challenges around the world. We cannot at this time predict the specific extent, duration or impact that COVID-19 will have on our financial condition and operations, including ongoing research activities, ongoing and planned clinical trials and our financial results. While we are currently conducting clinical trials, COVID-19 may directly or indirectly impact their timelines and interrupt clinical enrollment.
2.SIGNIFICANT ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
Unaudited Interim Financial Information
The accompanying condensed balance sheet as of September 30, 2022, the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021, the condensed statements of stockholders’ equity (deficit) as of September 30, 2022 and 2021, the condensed statements of cash flows for the nine months ended September 30, 2022 and 2021, and the financial data and other financial information disclosed in the notes to the condensed financial statements are unaudited. The unaudited interim condensed financial statements have been prepared on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2022 and the results of its operations for the three and nine months ended September 30, 2022 and 2021. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the full year ending December 31, 2022, any other interim periods, or any future year or period. These financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022 (Annual Report).

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the nine months ended September 30, 2022, as compared to the significant accounting policies described in Note 2 of the “Notes to Financial Statements” of the Company’s audited financial statements included in its Annual Report.
Recently Issued and Adopted Accounting Pronouncements
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force), which clarifies and reduces diversity in accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This guidance was effective for the Company in the first quarter of 2022. The effect on the Company’s financial statements and related disclosures was not material.
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

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022
	Level 1	Level 2	Level 3	Fair Value
		(in thousands)
Financial Assets:
Money market funds	$50,500	$—	$—	$50,500
Corporate bonds	—	36,938	—	36,938
U.S. agency securities	—	10,462	—	10,462
U.S. treasury securities	159,717	—	—	159,717
Total financial assets	$210,217	$47,400	$—	$257,617

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Financial Assets:
Money market funds	$188,923	$—	$—	$188,923
Corporate bonds	—	63,620	—	63,620
U.S. treasury securities	79,394	—	—	79,394
Total financial assets	$268,317	$63,620	$—	$331,937
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
The Company did not have any financial assets or liabilities as of September 30, 2022 and December 31, 2021 that required Level 3 inputs.
4.INVESTMENTS
The fair value and amortized cost of available-for-sale securities by major security type as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
		(in thousands)
Money market funds	$50,500	$—	$—	$50,500
Corporate bonds	37,019	—	(81)	36,938
U.S. agency securities	10,518	—	(56)	10,462
U.S. treasury securities	160,630	—	(913)	159,717
Total cash equivalents and investments	$258,667	$—	$(1,050)	$257,617

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$188,923	$—	$—	$188,923
Corporate bonds	63,647	2	(29)	63,620
U.S. treasury securities	79,406	—	(12)	79,394
Total cash equivalents and investments	$331,976	$2	$(41)	$331,937

These available-for-sale securities were classified on the Company’s condensed balance sheets as of September 30, 2022 and December 31, 2021 as:

	Fair Value
	September 30, 2022	December 31, 2021
	(in thousands)
Cash equivalents	$54,757	$190,698
Short-term investments	190,774	141,239
Long-term investments	12,086	—
Total cash equivalents and investments	$257,617	$331,937
The fair values of available-for-sale securities by contractual maturity as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
Due in 1 year or less	$245,531	$143,014
Due in 1 to 2 years	12,086	—
Instruments not due at a single maturity date	—	188,923
Total cash equivalents and investments	$257,617	$331,937

As of September 30, 2022 and December 31, 2021, the remaining contractual maturities of available-for-sale securities were less than two years. There have been no significant realized losses on available-for-sale securities for any of the periods presented in the accompanying financial statements. Based on the Company’s review of its available-for-sale securities, the Company believes that it had no other-than-temporary impairments on these securities as of September 30, 2022 and December 31, 2021 because the Company does not intend to sell these securities nor does it believe that it will be required to sell these securities before the recovery of their amortized cost basis. Gross realized gains and gross realized losses were immaterial for any of the periods presented in the accompanying financial statements.
As of September 30, 2022 and December 31, 2021, unrealized losses on available-for-sale investments are not attributed to credit risk. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s marketable securities are due to market factors.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
5.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(in thousands)
Accrued interest on short-term available-for-sale securities	$607	$816
Prepaid equipment service contracts	321	360
Prepaid external research and development and outside services	4,144	3,074
Prepaid software	717	624
Prepaid insurance	129	2,644
Prepaid rent and other	457	527
Total prepaid expenses and other current assets	$6,375	$8,045

6.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(in thousands)
Property and equipment:
Lab equipment	$8,464	$8,164
Leasehold improvements	9,348	9,335
Furniture and fixtures	619	596
Computer equipment	58	44
Total property and equipment	18,489	18,139
Less: Accumulated depreciation and amortization	(4,951)	(3,259)
Total property and equipment, net	$13,538	$14,880
Depreciation and amortization expense was $0.6 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively and $1.7 million and $1.4 million for the nine months ended September 30, 2022 and 2021, respectively.
7.ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LIABILITIES
Accrued expenses consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(in thousands)
Accrued compensation	$3,195	$4,570
External research and development	10,923	2,655
Accrued outside services	839	1,598
Other accrued expenses	37	240
Total accrued expenses	$14,994	$9,063

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)

Current portion of other liabilities consist of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(in thousands)
Current portion of unvested early exercised share liability	1,056	1,364
ESPP withholdings	354	92
Total current portion of other liabilities	$1,410	$1,456
8.STOCK-BASED COMPENSATION
2020 Equity Incentive Plan
In October 2020, the Company adopted its 2020 Equity Incentive Plan (the 2020 Plan) which replaced the 2017 Equity Incentive Plan (Prior Plan) upon completion of the IPO. The 2020 Plan provides for the grant of incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other forms of awards to employees, directors, and consultants of the Company. The number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase each year for a period of ten years, beginning in 2021 and continuing through 2030, in an amount equal to (1) 5.0% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or (2) a lesser number of shares determined by the Board of Directors no later than December 31 of the immediately preceding year. As of September 30, 2022, the maximum number of shares of common stock that may be issued was 17,568,821 shares.
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
As of September 30, 2022, there were 4,046,541 shares reserved by the Company under the 2020 Plan for the future issuance of equity awards.
Stock Options
Stock option activity under the 2020 Plan as of September 30, 2022 is summarized as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, December 31, 2021	6,590,400	$14.33
Granted	2,708,563	6.51
Forfeited	(957,876)	17.76
Exercised	(591,463)	2.58
Balance, September 30, 2022	7,749,624	$12.07	8.24	$1,372
The aggregate intrinsic values of options outstanding was calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on September 30, 2022. There was no future tax benefit related to options exercised, as the Company had accumulated net operating losses as of September 30, 2022 and December 31, 2021.
The weighted-average grant-date fair value per share of stock options granted, using the Black-Scholes option pricing model, was $5.52 during the nine months ended September 30, 2022.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
As of September 30, 2022 and December 31, 2021, there was $40.4 million and $49.9 million of unrecognized stock-based compensation related to stock options, respectively, which is expected to be recognized over a weighted-average period of 2.48 and 2.93 years, respectively.

2020 Employee Stock Purchase Plan
In October 2020, the Company adopted its 2020 Employee Stock Purchase Plan (ESPP), which initially reserved 688,000 shares of the Company’s common stock for employee purchase under terms and provisions established by the Board of Directors. The number of shares of our common stock reserved for issuance under the ESPP automatically increases in 2021 and continues to increase through 2030, by the lesser of (i) 1.0% of the total number of shares of common stock outstanding on December 31 of the immediately preceding year, and (ii) 1,376,000 shares, except before the date of any increase, the Board of Directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). The Company issued and sold zero and 12,539 shares of common stock during the three and nine months ended September 30, 2022 and zero and 50,569 shares of common stock during the three and nine months ended September 30, 2021, under the ESPP. The Company has 1,705,871 shares reserved for future issuance as of September 30, 2022.
Restricted Stock
Restricted stock awards and units as of September 30, 2022 are summarized as follows:

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Unvested, December 31, 2021	787,719	$26.88
Granted	1,853,312	5.92
Vested and converted to shares	(132,299)	24.23
Forfeited	(173,966)	13.06
Unvested, September 30, 2022	2,334,766	$11.51	1.53	$7,821
As of September 30, 2022, there was $18.7 million of unrecognized stock-based compensation related to RSUs, which is expected to be recognized over a weighted average period of 1.52 years.
As of September 30, 2022, there was $0.3 million of unrecognized stock-based compensation related to RSAs, which is expected to be recognized over a weighted average period of 1.83 years.
Stock-Based Compensation Summary
Total stock-based compensation expense related to stock options, restricted stock units, restricted stock awards and the employee stock purchase plan for the three and nine months ended September 30, 2022 and 2021 as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Research and development expenses	$3,500	$3,525	$11,355	$9,553
General and administrative expenses	3,961	3,612	12,101	9,254
Total stock-based compensation expense	$7,461	$7,137	$23,456	$18,807
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
The deposits received are initially recorded in current portion of other liabilities and other noncurrent liabilities for the noncurrent portion. The liabilities are reclassified to common stock and paid-in capital as the repurchase right lapses. At September 30, 2022 and December 31, 2021, there was $1.1 million and $1.4 million recorded in current portion of other liabilities, and $0.4 million and $1.1 million recorded in other noncurrent liabilities, respectively, related to shares held by employees and nonemployees that were subject to repurchase.
9.INCOME TAXES
The Company did not record any income tax expense for the three and nine months ended September 30, 2022 and 2021. The Company has incurred net operating losses for all the periods presented and has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements. The Company has recorded a full valuation allowance against all of its deferred tax assets as it is not more likely than not that such assets will be realized in the near future.
It is the Company’s policy to record penalties and interest related to income taxes as a component of income tax expense. The Company has not recorded any interest or penalties related to income taxes during the three and nine months ended September 30, 2022 and 2021. The Company has not identified any new uncertain tax positions as of September 30, 2022. Unrecognized tax benefits are not expected to change during the next 12 months. The reversal of the unrecognized tax benefits would not affect the effective tax rate. The Company is subject to examination by U.S. federal and state tax authorities for all years since its inception.
10.NET LOSS PER SHARE
The following table summarizes the computation of basic and diluted net loss per share of the Company for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)
Net loss	$(32,256)	$(33,603)	$(101,422)	$(88,744)
Weighted-average common stock outstanding, basic and diluted	56,318,571	54,977,085	56,093,091	54,549,747
Net loss per share, basic and diluted	$(0.57)	$(0.61)	$(1.81)	$(1.63)
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

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)

	September 30, 2022	September 30, 2021
Stock options to purchase common stock	7,362,762	5,768,855
Early exercised stock options subject to future vesting	386,862	981,866
Restricted stock awards subject to future vesting	62,870	124,066
Restricted stock units subject to future vesting	2,271,896	892,208
Expected shares to be purchased under Employee Stock Purchase Plan	829,820	122,693
Total	10,914,210	7,889,688
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
In addition, the Company is required to make milestone payments upon successful achievement of certain regulatory milestones for KB-0742, lanraplenib, and other discovery pipeline compounds up to a combined maximum of $22.4 million. For each milestone payment that becomes due, the Company has the right to pay up to 50% of such milestone payment amount in shares of its common stock as long as certain regulatory requirements are met. As of September 30, 2022, there were no milestone payments due.
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
Purchase Commitments
In the normal course of business, the Company enters into contracts with CROs for preclinical and clinical studies and other vendors for services and products. These agreements generally provide for termination or cancellation, other than for costs already incurred and certain wind down costs that may be associated with the termination of a contract or clinical trial program.
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
12.LEASES
In March 2020, the Company entered into an 11-year lease agreement to move its research and development operations from 21 Erie Street, Cambridge, Massachusetts, to a 40,514 square-feet facility at 301 Binney Street, Cambridge, Massachusetts (Cambridge facility). The lease commenced on February 28, 2020 with an initial annual base rent of $4.1 million. The initial rent payment was paid as of September 30, 2020, with rent payments escalating 3.0% annually after the initial 12 payments. The Company executed a letter of credit for $2.0 million in connection with the lease. The lease includes $3.7 million in certain tenant improvement allowances, which the Company included in its calculation of the right-of-use asset in the lease at commencement. As of September 30, 2022, $3.7 million in improvement costs incurred by the Company were reimbursed by the lessor and are now included within the total lease liability. In connection with the lease, the Company recognized an operating lease right-of-use asset of $22.4 million and $23.6 million and an aggregate lease liability of $28.0 million and $29.7 million as of September 30, 2022 and December 31, 2021, respectively. The remaining lease term is 8 years and 5 months, and the estimated incremental borrowing rate is 8.50%.
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
The initial annual base rent for the new space was $1.2 million, and such amount increases by 3% annually on each anniversary of the new premises commencement date. In connection with the larger space leased, the Company has also made an additional one-time cash security deposit in the amount of $59,000. The new lease commenced in April 2021 and the new lease agreement extends the termination date from April 30, 2025 to August 31, 2026. In connection with the lease, the Company recognized an operating lease right-of-use asset of $2.9 million and $3.3 million and an aggregate lease liability of $3.8 million and $4.1 million as of September 30, 2022 and December 31, 2021, respectively. The remaining lease term is 3 years and 9 months, and the estimated incremental borrowing rate is 11.18%.
The following table summarizes the presentation of the Company’s operating leases in its balance sheets as of September 30, 2022 and December 31, 2021:

Balance Sheet Caption	September 30, 2022	December 31, 2021
	(in thousands)
Assets:
Operating lease assets	$25,276	$26,904
Liabilities:
Current portion of operating lease liabilities	$2,239	$2,109
Noncurrent operating lease liabilities	29,526	31,653
Total operating lease liabilities	$31,765	$33,762

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
The effect of finance lease costs in the Company’s statements of operations and comprehensive loss was immaterial for the three and nine months ended September 30, 2022 and 2021.
The following table summarizes the effect of operating lease costs in the Company’s statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021:

Statement of Operations and Comprehensive Loss Caption	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Research and development	$767	$767	$2,301	$2,542
General and administrative	511	256	1,532	1,245
Total operating lease cost	$1,278	$1,023	$3,833	$3,787
The Company made cash payments of $1.9 million, $4.2 million, $1.0 million, and $3.3 million under the lease agreements during the three and nine months ended September 30, 2022 and 2021, respectively.
The undiscounted future non-cancellable lease payments under the Company's operating leases as of September 30, 2022 for the next five years and thereafter is expected to be as follows:

Period Ending December 31,	Amount
(in thousands)
Remaining three months of 2022	$812
2023	5,581
2024	5,749
2025	5,921
2026 and thereafter	26,711
Total undiscounted lease payments	44,774
Less: Present value adjustment	(13,009)
Present value of operating lease liabilities	$31,765
13.RELATED PARTIES
On December 1, 2017, the Company entered into a services agreement with Two River Consulting, LLC (Two River) to provide various clinical development, operational, managerial, accounting and financial, and administrative services to the Company. Arie Belldegrun, M.D., FACS, the Chairman of the Board of Directors, is the Chairman of Two River. Mr. Joshua Kazam and Mr. David Tanen, each a director of the Company, are each partners of Two River. Mr. Christopher Wilfong, a strategic advisor to the Company, is an Operating Partner of Two River and Mr. Sean Algeo, serving as a financial consultant to the Company, is the Chief Financial Officer of Two River. During the three and nine months ended September 30, 2022 and 2021, the Company incurred expenses of $30,000, $71,000, zero and $0.3 million, respectively, for these services.
In 2019, the Company entered into a consulting agreement with Bellco Capital, LLC (Bellco) to provide various executive services to the Company. Arie Belldegrun, M.D., FACS, the Chairman of the Board of Directors, is the Chairman of Bellco. Rebecka Belldegrun, M.D., who served as a director of the Company through January 25, 2021, is the President and Chief Executive Officer of Bellco. During the three and nine months ended September 30, 2022 and 2021, the Company incurred expense of $6,300, $18,900, $6,300, and $18,900, respectively, for these services.

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
Overview
We are an integrated discovery through clinical development biopharmaceutical company, with a focus on developing therapeutics that target the dysregulated transcription that causes cancer and other serious diseases. We are enrolling clinical trials for two compounds. Our product engine, which includes our propriety small molecule microarray (SMM) screening platform, provides us with the capability to map and target transcription regulatory networks (TRNs) in a differentiated manner to enable discovery of novel compounds and improve our ability to develop clinical stage compounds.
We are developing KB-0742, our internally discovered, oral cyclin dependent kinase 9 (CDK9) inhibitor, for the treatment of MYC-amplified and other transcriptionally addicted solid tumors. We are in the dose escalation stage of a Phase 1/2 clinical trial. KB-0742 was generated and optimized from a compound that was identified using our SMM platform.
We are also developing lanraplenib, our next generation orally-administered SYK inhibitor, and are in the dose escalation phase of a Phase 1b/2 clinical trial. This clinical trial will evaluate lanraplenib in combination with gilteritinib in patients with relapsed or refractory FLT3- mutated AML.
We have also been conducting our randomized, double-blinded, placebo-controlled registrational Phase 3 AGILITY clinical trial of our first generation SYK inhibitor entospletinib in combination with intensive chemotherapy in patients with newly diagnosed NPM1-mutated AML. After a recent review of enrollment, we have made the decision to close the trial to further enrollment in the fourth quarter of 2022. In this assessment, we projected significant delays due to several factors, including the operational challenges we faced enrolling a genetically defined subset of patients in the frontline setting, the impacts of COVID-19 on clinical trial site staffing and the loss of access to planned clinical trial sites in Ukraine and Russia. Patients enrolled in the Phase 3 study will be able to complete their course of treatment and patients currently in screening may choose to start dosing if they meet eligibility criteria. Study closure is anticipated in mid-2023. We do not currently anticipate any further Kronos Bio-led clinical development of entospletinib after study closure.
In our research efforts, we are leveraging our product engine to drive multiple oncology discovery programs targeting dysregulated transcription factors and their associated TRNs. Our discovery programs focus on four cancer types where dysregulated transcription plays a central role: hematologic malignancies, prostate cancer,

MYC-driven cancers, and small cell/neuroendocrine cancers. We continue to work toward the submission of an IND for a drug candidate arising from one of these programs, although we may not be successful in identifying product candidates that can selectively modulate the specific oncogenic TRNs associated with these malignancies.
The following chart summarizes the current stages of our development programs, including KB-0742 and lanraplenib:
The ongoing COVID-19 pandemic has presented substantial public health and economic challenges around the world. We cannot at this time predict the specific extent, duration or impact that COVID-19 will have on our financial condition and operations, including ongoing research activities, ongoing and planned clinical trials and our financial results. While we are currently conducting a Phase 1/2 clinical trial for KB-0742 and a Phase 1b/2 trial for lanraplenib, COVID-19 may directly or indirectly impact their timelines and interrupt clinical enrollment.
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
Since our formation, we have incurred significant operating losses, primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. Our net loss was $32.3 million and $33.6 million for the three months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $364.4 million. As of September 30, 2022, we had $270.3 million of cash, cash equivalents and investments. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase.

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
We expect that our research and development expenses will continue to increase over the medium-to-long term as we continue to identify and develop additional product candidates and move our product candidates into later stages of clinical development, which typically have higher development costs than those in earlier stages of clinical development due to the increased size and duration of later-stage clinical trials.
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
We expect that our general and administrative expenses will continue to increase over the medium-to-long term as we continue to increase our general and administrative personnel headcount to support personnel in research and development, and to support our operations generally as we increase our research and development activities and activities related to the potential commercialization of our product candidates. We also expect to continue to incur significant expenses associated with operating as a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, and investor and public relations costs.
Interest and Other Income, Net
Interest and other income, net primarily consists of interest earned on our cash, cash equivalents and investments.

Results of Operations
Comparison of Three Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$23,403	$24,688	$(1,285)
General and administrative	10,135	8,985	1,150
Total operating expenses	33,538	33,673	(135)
Loss from operations	(33,538)	(33,673)	135
Other income (expense), net:
Interest and other income, net	1,282	70	1,212
Total other income (expense), net	1,282	70	1,212
Net loss	$(32,256)	$(33,603)	$1,347

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Direct Costs(1)	$12,894	$14,423	$(1,529)
Indirect Costs:
Personnel	8,445	8,229	216
Facilities, depreciation and other expenses(1)	2,064	2,036	28
Total research and development expenses	$23,403	$24,688	$(1,285)
(1) Certain costs have been reclassified from Facilities, depreciation and other expenses to Direct Costs, and the prior period amounts have been adjusted by $2.2 million for comparison purposes.
Research and development expenses were $23.4 million for the three months ended September 30, 2022, compared to $24.7 million for the three months ended September 30, 2021. The decrease of $1.3 million was primarily due to a decrease of $1.2 million in consulting and outside services and a decrease of $0.4 million in lab costs. These decreases were partially offset by an increase of $0.2 million in personnel costs.
General and Administrative Expenses
General and administrative expenses were $10.1 million for the three months ended September 30, 2022 compared to $9.0 million for the three months ended September 30, 2021. The increase of $1.2 million was primarily due to an increase of $0.7 million in personnel costs and an increase in stock-based compensation of $0.3 million, both primarily attributable to increased general and administrative personnel headcount to support the growth of our research and development organization, an increase of $0.3 million in other expenses, and an increase of $0.2 million in facilities, depreciation and other expenses. These increases were partially offset by a decrease of $0.4 million in professional fees primarily attributable to insurance and other professional services.

Interest and Other Income, Net
Interest and other income, net primarily consists of interest earned on our cash, cash equivalents, and investments.
Comparison of Nine Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$70,547	$62,084	$8,463
General and administrative	32,886	26,908	5,978
Total operating expenses	103,433	88,992	14,441
Loss from operations	(103,433)	(88,992)	(14,441)
Other income (expense), net:
Interest and other income, net	2,011	248	1,763
Total other income (expense), net	2,011	248	1,763
Net loss	$(101,422)	$(88,744)	$(12,678)

Research and Development Expenses
The following table summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Direct Costs(1)	$37,738	$34,460	$3,278
Indirect Costs:
Personnel	26,876	22,105	4,771
Facilities, depreciation and other expenses(1)	5,933	5,519	414
Total research and development expenses	$70,547	$62,084	$8,463
(1) Certain costs have been reclassified from Facilities, depreciation and other expenses to Direct Costs, and the prior period amounts have been adjusted by $4.1 million for comparison purposes.
Research and development expenses were $70.5 million for the nine months ended September 30, 2022, compared to $62.1 million for the nine months ended September 30, 2021. The increase of $8.5 million was primarily due to an increase of $4.8 million in personnel costs primarily attributable to increased research and development personnel headcount, including an increase in stock-based compensation of $1.8 million, an increase of $3.9 million in consulting and other outside research expenses, and an increase in facilities, depreciation and other expenses of $0.4 million. These increases were partially offset by a decrease in lab costs of $0.7 million.

General and Administrative Expenses
General and administrative expenses were $32.9 million for the nine months ended September 30, 2022 compared to $26.9 million for the nine months ended September 30, 2021. The increase of $6.0 million was primarily due to an increase in stock-based compensation of $2.8 million and an increase of $2.6 million in personnel costs, both primarily attributable to increased general and administrative personnel headcount to support the growth of our research and development organization, and an increase of $0.5 million in other expenses.
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
As of September 30, 2022, we had cash, cash equivalents and investments of $270.3 million. We expect that our cash, cash equivalents and investments as of September 30, 2022, will enable us to fund our planned operating expenses and capital expenditure requirements into the second quarter of 2025.
Material Cash Requirements
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related KB-0742 and lanraplenib, the wind-down of the entospetinib trial and our other research efforts, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
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
Pursuant to the Gilead Asset Purchase Agreement, we are obligated to make milestone payments upon the achievement of specified regulatory and clinical milestones as well as royalty payments. The payment obligations under this agreement are contingent upon future events, such as the achievement (by us, an affiliate or licensee) of specified milestones or generating product sales. We are currently unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. See the subsection titled “—Strategic Agreements—Gilead Asset Purchase Agreement” above.
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
We enter into contracts in the ordinary course of business with CROs for clinical trials, preclinical and clinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts do not contain any minimum purchase commitments and are generally terminable by us upon prior notice. Payments due upon termination generally consist only of payments for services provided and expenses incurred up to the date of termination and certain wind down costs that may be associated with the termination of a contract or clinical trial program.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(unaudited)
	(in thousands)
Cash used in operating activities	$(68,398)	$(59,402)
Cash used in investing activities	(63,958)	24,975
Cash provided by financing activities	1,567	3,410
Net decrease in cash and cash equivalents	$(130,789)	$(31,017)
Operating Activities
During the nine months ended September 30, 2022, cash used in operating activities was $68.4 million, which was primarily attributable to our net loss of $101.4 million, partially offset by non-cash charges of $27.8 million and changes in operating assets and operating liabilities, net, of $5.2 million. The non-cash charges primarily consisted of $23.5 million in stock-based compensation, depreciation and amortization of $1.7 million, noncash lease expense of $1.6 million, and change in accrued interest on investment securities of $0.9 million.
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
Investing Activities

During the nine months ended September 30, 2022, cash used in investing activities was $64.0 million, consisting of $307.2 million in purchases of marketable securities partially offset by $243.2 million in maturities of marketable securities.
During the nine months ended September 30, 2021, cash provided by investing activities was $25.0 million, consisting of $175.3 million in maturities of marketable securities and $17.0 million in sales of marketable securities partially offset by $163.6 million in purchases of marketable securities and $3.8 million for the purchase of property and equipment.
Financing Activities
During the nine months ended September 30, 2022, net cash provided by financing activities was $1.6 million, consisting of proceeds from the exercise of stock options of $1.5 million.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our cash equivalents and investments as of September 30, 2022 consist of money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. A one percent change in the interest rates in effect on September 30, 2022 would not have had a material effect on the fair market value of our cash equivalents and investments.
Foreign Currency Exchange Risk
All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that permit us to satisfy our payment obligations in U.S. dollars (at prevailing exchange rates) but have underlying payment obligations denominated in foreign currencies, primarily including the Euro and GBP. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not had a formal hedging program with respect to foreign currency. A one percent increase or decrease in exchange rates at September 30, 2022 would not have had a material effect on our condensed financial statements.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in litigation or other legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2022, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material effect on our business.

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
•We may attempt to secure approval for our product candidates from the U.S. Food and Drug Administration (FDA) or comparable regulatory authorities through the use of accelerated approval pathways, which is uncertain.
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
We have incurred significant net losses in each period since we commenced operations in June 2017. For the three and nine months ended September 30, 2022 and 2021, we reported net losses of $32.3 million, $101.4 million, $33.6 million and $88.7 million, respectively. As of September 30, 2022, we had an accumulated deficit of $364.4 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:
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
We will need substantial additional funding. If we are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate our product development programs or commercialization efforts.*
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we progress our ongoing clinical trials and commence our planned clinical trials and any other future clinical trials, and continue our discovery and preclinical development activities to identify new product candidates, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations, and we may need to raise additional funding sooner than expected if we choose to expand more rapidly than we presently anticipate. We cannot be certain that additional funding will be available on acceptable terms, or at all. Further, geopolitical events such as the military action initiated by Russia against Ukraine (and responses by the United States and certain other countries, including significant sanctions and trade actions against Russia), inflation and the ongoing COVID-19 pandemic, could adversely affect the economy and financial markets in general and our ability to raise additional capital. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our discovery, preclinical and clinical development programs or any future commercialization efforts.
We had cash, cash equivalents, and investments of $270.3 million as of September 30, 2022. We believe that, based upon our current operating plan, our existing capital resources will enable us to fund our planned operating expenses and capital expenditure requirements into the second quarter of 2025. However, we have based this estimate on our current development plans and assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control, including as a result of global supply chain issues, inflation and the COVID-19 pandemic. In any event, our future capital requirements will depend on many factors, including:
•the scope, progress, results and costs of our ongoing Phase 1/2 clinical trial of KB-0742;
•the scope, progress, results and costs of our ongoing Phase 1b/2 clinical trial of lanraplenib;
•the costs associated with the wind down of the discontinued Phase 3 AGILITY trial of entospletinib;
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
We will require additional capital to complete our clinical development programs for our current product candidates to obtain regulatory approval. Any additional capital-raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our current and future product candidates, if approved.
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
We cannot be certain that the clinical trials of our product candidates, including our ongoing Phase 1/2 clinical trial of KB-0742, our only internally generated product candidate, and our ongoing Phase 1b/2 clinical trial of lanraplenib will be completed when we currently expect, or at all.
We may not realize the benefits of our asset acquisition from Gilead or any future acquisitions or strategic transactions.*
In the third quarter of 2020, we completed the transfer from Gilead of a portfolio of selective, orally bioavailable small molecule SYK inhibitors, including entospletinib and lanraplenib, that we acquired from Gilead in July 2020. After a recent review of enrollment, we made the decision to close our Phase 3 trial of entospletinib to further enrollment in the fourth quarter of 2022. In this assessment, we projected significant delays due to several factors, including the operational challenges we faced enrolling a genetically defined subset of patients in the frontline setting, the impacts of COVID-19 on clinical trial site staffing and the loss of access to planned clinical trial sites in Ukraine and Russia. Patients enrolled in the Phase 3 study will be able to complete their course of treatment and patients currently in screening may choose to start dosing if they meet eligibility criteria. Study closure is anticipated in mid-2023. We do not currently anticipate any further Kronos Bio-led clinical development of entospletinib after final study closure. With respect to lanraplenib, it is possible that we will encounter challenges with integrating the data and technology, along with the related regulatory materials, related to this acquired product candidates into our business. In such event, our clinical development plans related to this acquired SYK product candidate, including our ongoing Phase 1b/2 clinical trial of lanraplenib in a genetically-defined subset of AML patients, or the associated or subsequent regulatory filings, could be delayed or otherwise adversely affected.

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

We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.*
We are unable to predict when or if our products candidates will prove effective or safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim or preliminary results of a clinical trial do not necessarily predict final results. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies.
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
Before obtaining marketing approval from the FDA of any product candidate in any indication, we must conduct extensive clinical studies to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by our CROs and other third parties for regulatory submissions for our product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. We are required to submit an IND to the FDA, which must become effective prior to initiating any clinical trials in the United States, for our preclinical product candidates.
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
We may also experience delays if our current or planned clinical trials are impacted by geopolitical, economic or military instability. For example, we had anticipated utilizing clinical trial sites in Ukraine and Russia for our Phase 3 clinical trial of entospletinib in combination with intensive chemotherapy in AML patients with NPM1 mutations. However, due to the military conflict in the region, we revised our plans to open clinical trial sites in the region and were planning to utilize clinical trial sites in other countries. The failure to identify and operationalize alternative clinical sites has contributed to delays in enrollment for this trial.
Certain of our current or future scientific advisors or consultants who receive compensation from us may become investigators for our future clinical trials. Under certain circumstances, we may be required to report some of these relationships to the FDA. Although we expect any such relationships to be within the FDA’s guidelines, the FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected the interpretation of the study. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of our product candidates. If we experience delays in the completion of, or termination of, any clinical trial, the commercial prospects of such product candidate will be harmed, and our ability to generate product revenues will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues which may harm our business, financial condition, results of operations and prospects significantly.
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
Our Phase 3 trial of entospletinib in NPM1-mutated AML patients is being discontinued in part due to the difficulties in identifying the small number of patients with this mutation, including the time required for screening diagnostics when physicians and patients have an urgency to begin treatment for their AML. We may encounter similar risks in future trials of our product candidates, which may result in delays and potentially the discontinuation of such trials.
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
Enrollment in our trials has been adversely impacted by the COVID-19 pandemic on a rolling basis as healthcare facilities and patients have experienced periodic delays in visits and scheduling that adversely impacts enrollment. As a result of ongoing global challenges in clinical trial enrollment for our Phase 3 AGILITY clinical trial of entosplentinib in combination with intensive chemotherapy in patients with newly diagnosed NPM1-mutated AML, we plan to close enrollment in the fourth quarter of 2022 and ultimately discontinue Kronos Bio-led clinical development of entospletinib. Our inability to enroll the required number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs, which would cause the value of our company to decline and limit our ability to obtain additional financing.
If adverse side effects or unexpected characteristics are identified during the development of our product candidates, we may need to abandon or limit the development of a product candidate.*
As is the case with pharmaceuticals generally, side effects and adverse events (AEs) associated with entospletinib have been observed. In entospletinib’s first clinical trial in healthy volunteers and subjects with rheumatoid arthritis (RA), the most frequently reported AEs were headache, nausea and constipation without any clear relationship to dose level. Mildly increased liver enzymes were observed in some healthy subjects and patients with RA. In a clinical trial of entospletinib in more than 700 patients with hematologic malignancies, predominantly with B cell malignancies such as CLL, the most frequently reported treatment-related AEs, with an incidence greater than 10% in CLL patients, were fatigue, nausea, diarrhea, headache, decreased appetite and fever. AEs of Grade 3 or greater in at least 5% of patients included neutropenia, elevated liver enzymes and electrolyte abnormalities. Entospletinib has also been tested in a Phase 1b/2 clinical trial in 148 AML patients. Early entospletinib safety studies were conducted in relapsed patients as monotherapy and in combination with intensive chemotherapy and in newly diagnosed elderly patients in combination with HMAs such as azacytidine or decitabine. Aside from the AEs typical of the disease and intensive chemotherapy, such as cytopenias and fever, the main AEs attributable to entospletinib included diarrhea, nausea, and febrile neutropenia. Results of our ongoing or planned clinical trials, including those for lanraplenib and KB-0742, could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could result in the delay, suspension or termination of clinical trials by us or the FDA or foreign regulatory authorities for a number of reasons. Additionally, due to the high mortality rates of the cancers for which we are initially pursuing development of lanraplenib and KB-0742, a significant percentage of patients in these clinical trials may die during a trial, which could impact development of these product candidates. If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospects of our product candidates will be harmed and our ability to generate product revenues from this product candidate will be delayed or eliminated. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of our product candidates. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.
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
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically selected from a more extensive amount of available information. You or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, product candidate or our business. If the interim, topline or preliminary data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.
If we are unable to successfully develop companion diagnostic tests for our product candidates that require such tests, experience significant delays in doing so, or are unable to obtain any necessary FDA approvals of such tests, we may not be able to obtain approval for our product candidates, may be delayed in doing so, or may not realize the full commercial potential of these product candidates.*
In developing a product candidate for certain indications, we may decide to use a biomarker-based test to identify patients for enrollment and/or monitor patients in clinical trials. For example, we are used a biomarker-based test to identify patients for enrollment in our registrational Phase 3 clinical trial of entospletinib in combination with intensive chemotherapy for the treatment of AML patients with NPM1 mutations, and would plan to use a biomarker-based test to identify patients for enrollment if lanraplenib moves into a registrational Phase 3 trial. If the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. The FDA generally requires contemporaneous approvals of a new companion diagnostic with the proposed therapeutic. To date, the FDA has required premarket approval of all companion diagnostics for cancer therapies. As such, if a satisfactory companion diagnostic is not commercially available, we may be required to create or obtain one that would be subject to regulatory approval or clearance requirements.
We plan to develop, either by ourselves or with collaborators, companion diagnostic tests for our product candidates for certain indications, which will include lanraplenib for the treatment of AML patients with FLT3 mutations. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. Companion diagnostics are regulated as medical devices, and we have no prior experience with medical device or diagnostic test development. If we choose to or are required to develop and seek FDA approval for companion diagnostic tests on our own, we will require additional personnel. We may rely on third parties for the design, development and manufacture of companion diagnostic tests for our product candidates that require such tests. If these parties are unable to successfully develop companion diagnostics for these product candidates, or experience delays in doing so, we may be unable to enroll enough patients for our current and planned clinical trials, the development of these product candidates may be adversely affected, these product candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of these products that obtain marketing approval. As a result, our business, results of operations and financial condition could be materially harmed.

The COVID-19 pandemic has in the past and may in the future adversely impact our business, including our ongoing or planned clinical trials.*
The COVID-19 pandemic in the United States and in other countries in which we have ongoing and planned clinical trials and where our current or future third party manufacturers or supply chain vendors operate, could cause, and has caused, significant disruptions that could severely impact our business and our planned clinical trials, including:
•delays or difficulties in screening and enrolling patients in our ongoing and planned clinical trials;
•delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff, such as the challenges we experienced with clinical site staffing for our Phase 3 AGILITY trial of entospletinib;
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
Such disruptions could impede, delay, limit or prevent completion of our preclinical studies or commencement or the continuation of planned or other future clinical trials and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would seriously harm our operations and financial condition and increase our costs and expenses. In addition, we also experienced delays in our discovery and development activities as a result of the COVID-19 pandemic, primarily due to temporary and partial shutdowns at certain of our CROs that have since resumed normal operations, and due to the previous California and Massachusetts stay-at-home orders where our operations are located. Future stay-at-home orders could result in additional delays or otherwise negatively impact our discovery and development activities. The COVID-19 pandemic could also affect the business of the FDA or other health authorities which could result in delays in meetings related to our ongoing and planned clinical trials and ultimately of reviews and approvals of our product candidates. Moreover, to the extent the evolving effects of the COVID-19 pandemic adversely affect our business and financial condition, they may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.
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
As a company, we have not completed any clinical trials to date.*
We have not as a company completed any clinical trials to date. We therefore cannot be certain that our ongoing Phase 1/2 clinical trial of KB-0742, or our ongoing Phase 1b/2 trial of lanraplenib will be completed on time, or at all. In addition, the ongoing COVID-19 pandemic may create additional challenges in initiating, enrolling or conducting such clinical trials.
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
Because of the relatively small number of patients that is being or planned to be dosed in our Phase 1/2 trials of KB-0742 and lanraplenib, the results from such clinical trials, if completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to further develop and obtain regulatory approval for these product candidates.*
In our Phase 1/2 clinical trial of KB-0742, we are evaluating the safety, PK and PD profile of KB-0742 in patients with advanced solid tumors, and we plan to define an optimal dose and schedule for expansion cohorts in cancer patients with MYC-amplified solid tumors and other transcriptionally addicted cancers. As of an October 1, 2021 data cutoff, 12 patients had been dosed. In our Phase 1b/2 clinical trial of lanraplenib, we are evaluating the safety, PK and PD profile of lanraplenib in combination with gilteritinib in patients with FLT3-positive relapsed/refractory AML, and we plan to define an optimal dose and schedule. Though enrollment is still ongoing in both trials, the total number of patients we expect to enroll in these clinical trials will be significantly smaller than the number of patients that would need to be enrolled in a registrational or other late-stage clinical trial. The results of clinical trials with smaller sample sizes, such as our ongoing Phase 1/2 clinical trial of KB-0742 and our ongoing Phase 1b/2 trial of lanraplenib, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of KB-0742 or lanraplenib, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our initial Phase 1/2 clinical trial.
Risks Related to the Commercialization of Our Product Candidates
If the market opportunities for our product candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, it will adversely affect our revenue potential and ability to achieve profitability.*
The total addressable market opportunity for our product candidates will ultimately depend upon, among other things, the final label for each product candidate, acceptance by the medical community and patient access, drug and any related companion diagnostic pricing and reimbursement. The number of patients in our targeted commercial markets and elsewhere may turn out to be lower than expected, patients may not be amenable to treatment with our products, or new patients may become increasingly difficult to identify, all of which would adversely affect our results of operations and our business.
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
If we are successful in developing lanraplenib, our next-generation SYK inhibitor, it may compete against product candidates that are currently in clinical development to the extent any such candidates are approved, including: (i) HMPL-523, a SYK inhibitor being developed by Hutchison Medipharma Ltd. that is in Phase 1 evaluation in hematologic malignancies; (ii) product candidates in early clinical development that target the interaction between MLL and MENIN in MLL-r and AML patients with NPM1 mutations, which, if approved, could compete with lanraplenib, including (a) SNDX-5613, being developed by Syndax Pharmaceuticals, Inc. in a Phase 1 clinical trial as monotherapy and in combination with chemotherapy in relapsed or refractory AML in patients with MLL-r/KMT2A gene rearrangement or NPM1 mutations; (b) KO-539, being developed by Kura Oncology, Inc. in a Phase 1 clinical trial as monotherapy in relapsed or refractory AML, (c) DS-1594, being developed by Daiichi Sankyo Company in a Phase 1 clinical trial with or without azacitidine/venetoclax in relapsed/refractory AML, (d) JNJ-75276617, being developed by Janssen Research & Development, LLC in a Phase 1 clinical trial in acute leukemias, and (e) BMF-219, being developed by Biomea Fusion, Inc. in a Phase 1 clinical trial as monotherapy in acute leukemia, diffuse large b-cell lymphoma and multiple myeloma; and (iii) product candidates that may compete with lanraplenib by addressing the subset of AML patients with FLT3 mutations and are currently in development in combination with FLT3 inhibitors, including (a) venetoclax, a BCL-2 inhibitor being developed by

Abbvie, and (b) CPX-351, a liposomal formulation of daunorubicin and cytarabine being developed by Jazz Pharmaceuticals.
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
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are approved for broader indications or patient populations, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other marketing approval for their products more rapidly than any approval we may obtain for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. Generic products are currently on the market for some of the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over any competitive generic products. The key competitive factors affecting the success our product candidates are likely to be their efficacy, safety, scope and limitations of marketing approval, and availability of reimbursement.
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

We may attempt to use accelerated approval pathways, and if we are unable to obtain such approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our trials required as a condition to such accelerated approval do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may withdraw approval.*
We may in the future seek an accelerated approval for one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint, such as MRD-negative CR, or intermediate clinical endpoint that it determines is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. If granted, accelerated approval is usually contingent, or conditioned on the sponsor’s agreement to conduct additional post-approval confirmatory studies or extend one or more existing trials to capture additional endpoints to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate FDA approval.
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

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling. on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the Inflation Reduction Act) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The Inflation Reduction Act also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect until 2031 unless additional congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.
Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in July 2021, the Biden administration release an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, HHS release a Comprehensive Plain for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the Inflation Reduction Act, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. Is is currently unclear how the Inflation reduction Act will be implemented but it is likely to have a significant effect on the pharmaceutical industry. The Biden Administration released an addtional executive order on October 14, 2022, directing HHS to submit a report within 90 days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. In addition, Congress is considering other health reform measures. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
We will rely on third parties to manufacture our clinical product supplies, and we may rely on third parties to produce and process our product candidates, if approved.*
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely for the foreseeable future, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that we may commercialize. In this regard, while we have purchased initial inventory of active pharmaceutical ingredients (APIs) and product candidates for lanraplenib from Gilead under the Gilead Asset Purchase Agreement, we will need to obtain further supplies of APIs and clinical drug supply for lanraplenib, and KB-0742, from third-party manufacturers. We do not currently have arrangements in place for redundant supply for APIs or our clinical product candidates.
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
We have grown rapidly and will need to continue to grow the size of our organization and expand our capabilities, and we may experience difficulties in managing this growth.*
As of September 30, 2022, we had 101 full-time employees. As of January 1, 2019, we had nine full-time employees and since then, we have expanded our executive and leadership team with the additions of our Chief Medical Officer and Executive Vice President, Clinical Development, our Chief Scientific Officer, our Chief Operating Officer and General Counsel, our Chief Financial Officer, our Senior Vice President, Pharmaceutical Development and Manufacturing, our Senior Vice President, Corporate Communications and Investor Relations, and our Senior Vice President of Clinical Development. We expect to experience continued growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, research science, clinical operations, manufacturing, regulatory affairs. In addition, we are building a self-sufficient accounting and finance group within our company, and have relied and continue to rely on a third-party accounting consulting firm to augment our internal accounting and finance function. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel.
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
If we are not able to effectively manage growth and expand our organization, we may not be able to successfully implement the tasks necessary to further develop and commercialize lanraplenib, KB-0742, our other pipeline product candidates or any future product candidates and, accordingly, may not achieve our research, development and commercialization goals.
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
Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and investments. As of September 30, 2022, we have used $2.4 million of the net proceeds from our IPO for working capital purposes.
We expect to use the net proceeds from our IPO as described under “Use of Proceeds” in the final prospectus for the IPO, as filed with the SEC on October 9, 2020, except funds that would have been directed to our registrational clinical trial of entospletinib are now expected to be directed to development activities related to lanraplenib and KB-0742, to discovery and preclinical development of additional product candidates, and to headcount costs, working capital and other general corporate purposes. We cannot predict with certainty all of the particular uses for the net proceeds from our IPO, or the amounts that we will actually spend on the uses set forth above. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors, including our ability to access additional financing, the relative success and cost of our research, preclinical and clinical development programs and whether we are able to enter into future licensing arrangements. As a result, our management will have broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from our IPO.

ITEM 5. OTHER INFORMATION
None.

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

10.1+
Kronos Bio, Inc. Severance and Change in Control Plan with amended form of Participation Agreement thereunder (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q/A (File No. 001-39592), filed with the SEC on September 9, 2022).

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

KRONOS BIO, INC.

Date:	November 8, 2022	By:	/s/ Norbert Bischofberger
Norbert Bischofberger, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2022	By:	/s/ Yasir Al-Wakeel
Yasir Al-Wakeel, BM BCh
Chief Financial Officer and Head of Corporate Development
(Principal Financial and Accounting Officer)