Form 10-K
period 2022-12-31
Kronos Bio, Inc.
filed 2023-03-15
CIK 1741830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Smaller reporting company	☒
Non-accelerated filer	☒	Accelerated filer	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $204.6 million based on the closing price of the registrant’s common stock on June 30, 2022 of $3.64 per share, as reported by The Nasdaq Global Select Market.
As of March 10, 2023, the registrant had 57,630,109 shares of common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (SEC) subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant's 2023 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than May 1, 2023.

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
•We will need substantial additional funding. If we are unable to raise capital when needed, we would be compelled to delay, reduce, or eliminate our product development programs or commercialization efforts.
•We have a limited operating history and face significant challenges and will incur substantial expenses as we build our capabilities.
•Our discovery and development activities are focused on novel cancer therapeutics for patients with genetically-defined cancers and it is difficult to predict the time and cost of product candidate development and the likelihood of obtaining regulatory approval.
•We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
•If we experience delays or difficulties in enrolling patients in our ongoing or planned clinical trials, regulatory approval could be delayed or we could fail to obtain regulatory approval.
•Our approach to the discovery and development of product candidates is unproven, and we may not be successful in our efforts to use and further develop our product engine to expand our pipeline of product candidates with commercial value.
•COVID-19 has adversely impacted, and any future health epidemic or pandemic may adversely impact, our business, including our ongoing or planned clinical trials.
•If the market opportunities for our product candidates are smaller than we estimate or if any regulatory approval that we obtain is based on a narrower definition of the patient population, it will adversely affect our revenue potential and ability to achieve profitability.
•Our success depends in part on our ability to protect our intellectual property and our proprietary technologies.
•We rely on third parties, including independent clinical investigators, developers of companion diagnostics, and CROs, to conduct certain aspects of our preclinical studies and ongoing and planned clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain approval for or commercialize our product candidates and our business could be substantially harmed.
•Our success is highly dependent on our ability to attract and retain highly-skilled executive officers and employees.
•We may attempt to use accelerated approval pathways, and if we are unable to obtain such approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approval. Even if we receive accelerated approval from the U.S. Food and Drug Administration (FDA), if our trials required as a condition to such accelerated approval do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may withdraw approval.

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

PART I.
ITEM 1. BUSINESS
Overview
We are an integrated discovery through clinical development biopharmaceutical company, with a focus on developing therapeutics that target the dysregulated transcription that causes cancer and other serious diseases. We are enrolling patients in clinical trials for two compounds. Our product engine, which includes our proprietary small molecule microarray (SMM) screening platform, provides us with the capability to map and target transcription regulatory networks (TRNs) in a differentiated manner to enable discovery of novel compounds and improve our ability to discover and optimize clinical development candidates. In addition to our own internal preclinical programs, we have entered into a collaboration agreement with Genentech, Inc., a member of the Roche Group (Genentech).
We are developing KB-0742, our internally discovered, oral cyclin dependent kinase 9 (CDK9) inhibitor, for the treatment of MYC-amplified and other transcriptionally addicted solid tumors. We have initiated the Phase 2 portion of our Phase 1/2 clinical trial. KB-0742 was generated from our optimization of a compound that was identified using our SMM platform.
We are also developing lanraplenib, our next generation orally-administered SYK inhibitor, and are in the dose escalation stage of our Phase 1b/2 clinical trial. This clinical trial will evaluate lanraplenib in combination with gilteritinib in patients with relapsed or refractory FLT3- mutated AML. Lanraplenib has multiple advantages over our first-generation SYK inhibitor, entospletinib. In November 2022, we announced the decision to close enrollment of our Phase 3 clinical trial of entospletinib in combination with intensive chemotherapy in patients with newly diagnosed NPM-1 mutated AML for strategic reasons, and study closure is anticipated in mid-2023.

In our research efforts, we are leveraging our product engine to drive multiple oncology discovery programs targeting dysregulated transcription factors and their associated TRNs. Some of the most powerful oncogenes in all of human cancer encode transcription factors: proteins that bind to specific DNA sequences on the genome and control how sets of genes are turned on and off. Transcription factors historically have been difficult to target in drug development because they generally lack hydrophobic pockets amenable to ligand binding to disrupt function and are typically intrinsically disordered, adopting a functional structure only when assembled with a complex of cofactors in the nucleus on the genome. Transcription factors with aberrant expression or activity result in dysregulated TRNs, which are frequently responsible for reprogramming healthy cells into cancerous tumor cells. Therapeutically modulating dysregulated transcription factors requires a sophisticated and holistic approach due to their complexity and their regulation of complex TRNs in a context-dependent manner. Based on this work, in November 2021, we announced the advancement of two programs, one focused on the MYC TRN and one focused on the androgen receptor (AR) TRN, which we are continuing to advance.
In addition, in January 2023, we entered into a research collaboration with Genentech, focused on discovering and developing small-molecule drugs that modulate transcription factor targets selected by Genentech. Under the collaboration, we will leverage our proprietary drug discovery platform, including the small molecule microarray, for hit finding, to build upon research conducted by Genentech.
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
•Identify Modulators – Conduct high throughput screens using our proprietary SMM screening platform against dysregulated transcription factors in tumor cell lysates to identify selective TRN modulators and determine mechanism of action. Such modulators are then further optimized to refine their pharmacological properties.
KB-0742
KB-0742, generated from our product engine’s SMM platform, is a highly selective, oral CDK9 inhibitor being developed to treat MYC-amplified solid tumors and other transcriptionally addicted tumors. In February 2021, we initiated the Phase 1 portion of our Phase 1/2 clinical trial of KB-0742 to evaluate its safety, PK and PD. In December 2022, we announced the selection of the recommended Phase 2 dose of 60 mg. While continuing to dose escalate in the Phase 1 portion of the trial, we also began enrollment of expansion cohorts at the recommended Phase 2 dose and schedule in patients with MYC-amplified solid tumors and other transcriptionally addicted cancers. We plan to present results of the trial, including the Phase 1 stage and initial data from the Phase 2 expansion stage, at a medical conference in the second half of 2023.

Lanraplenib

We are developing a next-generation SYK inhibitor, lanraplenib. In August 2022, we dosed the first patient in our Phase 1b/2 clinical trial, which includes a dose-escalation and an expansion cohort study design. In the Phase 1b stage of this trial, we are evaluating initial safety, PK and anti-leukemic activity of escalating once-daily doses of lanraplenib in combination with the standard approved dose of gilteritinib in relapsed or refractory FLT3-mutated AML patients. Once a recommended dose is established and pending the data from the Phase 1b stage, we plan to initiate the Phase 2 stage of the trial, with an expansion cohort of approximately 30 patients to further evaluate the safety of lanraplenib and assess its anti-leukemic activity as measured by composite CR rate and duration of response. We anticipate sharing initial data, along with the recommended Phase 2 dose, in the fourth quarter of 2023 or first quarter of 2024.

Our Team and History
We are led by an experienced executive leadership team with an established track record and decades of scientific and business experience. Collectively, our management team has obtained regulatory approval and has successfully commercialized more than 25 therapeutic products across a broad range of disease areas, including but not limited to hematology, oncology, and virology. Norbert Bischofberger, Ph.D., our President and Chief Executive Officer, was previously Chief Scientific Officer and Executive Vice President of Research & Development at Gilead Sciences where he helped build the company over a 28-year tenure and was responsible for the regulatory approval of more than 20 products in therapeutic areas including infectious disease and oncology. Jorge DiMartino, M.D., Ph.D., our Chief Medical Officer and Executive Vice President, Clinical Development, was previously Vice President, Translational Development Oncology at Celgene Corporation, and Group Medical Director at Genentech, Inc. in the Oncology Exploratory Clinical Development group, where he led the early development to proof-of-concept of multiple agents that subsequently received FDA approval. Christopher Dinsmore, Ph.D., our Chief Scientific Officer, was previously an Entrepreneur-in-Residence at Third Rock Ventures, Vice President and Head of Chemistry at Forma Therapeutics, Inc., and a medicinal chemist at Merck & Co., Inc. for 19 years. Barbara Kosacz, J.D., our Chief Operating Officer and General Counsel, was previously head of the global life sciences practice at the international law firm Cooley LLP. She has more than 25 years of experience providing strategic and legal advice to life sciences companies and has structured and negotiated some of the most transformational life sciences transactions in the industry. Yasir Al-Wakeel, BM BCh, our Chief Financial Officer and Head of Corporate Development was previously Chief Financial Officer at Neon Therapeutics, where he played a key role in public and private financings as well as its eventual sale to BioNTech, and at Merrimack Pharmaceuticals. Prior to his industry roles, he held senior roles in both equity research and investment banking at Credit Suisse after practicing medicine in the United Kingdom.
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
Our Pipeline
We have developed a robust clinical pipeline through a combination of internal discovery efforts and focused asset acquisition. The following chart summarizes the current stages of our development programs, including KB-0742 and lanraplenib, and our next anticipated milestones.

We are also executing on robust discovery programs across multiple TRNs, which focus on four cancer types where dysregulated transcription plays a central role: hematologic malignancies, prostate cancer, MYC-driven cancers, and small cell/neuroendocrine cancers.

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
In February 2021, the first patient was dosed in the Phase 1 stage of our Phase 1/2 clinical trial to evaluate KB-0742’s safety, PK and PD properties across multiple dose levels. In November 2021, we reported initial results from the first three dose levels of our ongoing dose escalation stage of our Phase 1/2 trial of KB-0742 in patients with solid tumors. In December 2022, we announced the selection of 60mg as our recommended Phase 2 dose (RP2D). An analysis of the trial results demonstrated that treatment with a 60mg dose of KB-0742 led to a targeted reduction in PBMCs of approximately 50% in levels of phosphorylated Ser2 on RNA Polymerase II (pSer2), a direct substrate target of CDK9. This level of target engagement is consistent with demonstrating anti-tumor activity based on preclinical models. The 60mg dose appears to have an acceptable safety profile and the maximum tolerated dose has not yet been defined. This analysis further showed that KB-0742 continued to demonstrate a differentiated PK profile, with oral bioavailability and dose-proportional exposure across all four dose levels, and low to moderate variability between patients. At the time of RP2D selection, a total of 26 patients had been enrolled and treated in the dose escalation phase of the study. Among these patients, PK data were collected and analyzed for 25 patients and KB-0742 continued to demonstrate a terminal half-life of 24 hours, with approximately 2.1 to 2.5 fold accumulation between day 1 and day 10.

While continuing to dose escalate in the Phase 1 portion of the trial, we are also actively enrolling expansion cohorts of patients with MYC-amplified solid tumors and other transcriptionally addicted tumor types at the RP2D. The subsequent development path to registration will be based on the frequency, magnitude and durability of responses observed in these expansion cohorts.

Our initial development focus for KB-0742 is for potential use in advanced transcriptionally addicted solid tumors, including tumors with MYC genomic copy number gain (amplification). MYC is a well-characterized transcription factor and a long-recognized driver of cancer that is dysregulated in a significant proportion of malignancies, including lung, breast, ovarian, and various gastrointestinal cancers, as a result of genomic amplification and other mechanisms. CDK9 is a critical node in the MYC TRN, acting both as an upstream driver of MYC expression and a downstream co-factor of MYC itself that is required to drive the MYC-dependent oncogenic gene expression program. Preclinical characterization of KB-0742 has demonstrated that MYC over-expression resulting from genomic amplification and other mechanisms is associated with increased tumor sensitivity across multiple histologies, potentially enabling a tissue of origin-agnostic development strategy.

Lanraplenib: our SYK Inhibitor

Lanraplenib is a small molecule selective inhibitor targeting SYK, a critical node in a dysregulated TRN within AML defined by persistent high expression of the transcription factors HOX/MEIS. SYK is a non-receptor tyrosine kinase and is an important mediator of immunoreceptor signaling in hematopoietic cells with a clearly established role in both malignant and non-malignant hematologic disease.

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

Our expertise in TRN biology allowed us to recognize SYK as a critical node in the HOX/MEIS TRN, and in July 2020, we acquired a portfolio of selective, orally bioavailable small molecule SYK inhibitors from Gilead. The acquisition included two clinical-stage product candidates:

•Lanraplenib – A next generation SYK inhibitor with improved PK and pharmacologic properties compared with entospletinib, including once daily (QD) dosing, no food restrictions and compatibility with proton pump inhibitors. Lanraplenib was previously studied in clinical trials that included more than 250 healthy volunteers and patients with autoimmune diseases, establishing an acceptable safety profile. Our preclinical evaluation of lanraplenib showed equivalent anti-leukemic activity in head-to-head comparisons with entospletinib. We dosed the first patient in a Phase 1b/2 clinical trial in August 2022. This clinical trial includes a dose-escalation and an expansion cohort study design. In this trial, the Phase 1b stage will evaluate initial safety, PK and anti-leukemic activity of escalating once-daily doses of lanraplenib in combination with the standard approved dose of gilteritinib in relapsed or refractory FLT3-mutated AML patients. Once a recommended dose is established and pending the data from the Phase 1 stage, we plan to initiate the Phase 2 stage of the trial, with an expansion cohort of approximately 30 patients to further evaluate the safety of lanraplenib and assess its anti-leukemic activity as measured by composite CR rate and duration of response. We anticipate sharing initial data, along with the recommended Phase 2 dose, in the fourth quarter of 2023 or first quarter of 2024.

•Entospletinib – An orally administered SYK inhibitor with high selectivity, dosed twice-daily (BID). In December 2021 we initiated a registrational Phase 3 clinical trial of entospletinib using MRD-negative CR as the primary endpoint in support of potential accelerated approval. In November 2022, we announced the decision to close enrollment of the Phase 3 clinical trial for strategic reasons. The trial was not discontinued due to adverse events or lack of efficacy signals. Final study closure is anticipated in mid-2023.

Discovery Programs
We continually invest in early discovery efforts utilizing our proprietary product engine, with the goal of expanding our pipeline of future product candidates, either alone or with third party collaborators. Our current efforts are focused on four cancer types where dysregulated transcription plays a central role: hematologic malignancies, prostate cancer, MYC-driven cancers, and small cell/neuroendocrine cancers (SCNC). We are developing a deep understanding of the underlying disease biology within these cancer types, engineering robust systems to characterize transcription factor perturbation signatures, and are evaluating multiple potential opportunities for therapeutic intervention through modulation of key TRN components. We select our discovery targets based on scientific, translational and competitive considerations, prioritizing those where dependency has been demonstrated in a defined patient population with high unmet medical need, and where we believe we can design an efficient early clinical translation strategy based upon our understanding of the disease biology.

We have a discovery collaboration with Genentech, a member of the Roche Group, focused on discovering and developing small-molecule drugs that modulate transcription-factor targets selected by Genentech.

Our Strategy
Our goal is to become a leading biopharmaceutical company by discovering transformational small molecule modulators of historically challenging targets in cancer and other serious diseases, and then developing those product candidates through regulatory approval, and ultimately commercializing those agents, using a precision medicine approach for patient populations with high unmet medical need. We intend to do this by continuing to employ our proprietary product engine to discover and develop product candidates. The key near-term elements of our strategy include:

•Establish clinical proof of concept for KB-0742 (CDK9 program). In February 2021, the first patient was dosed in the first stage of our Phase 1/2 clinical trial, designed to initially assess the safety, PK and PD profile of KB-0742 in patients with advanced solid tumors. We have announced a recommended Phase 2 dose and begun enrolling subsequent signal-seeking expansion cohorts in cancer patients with MYC-amplified solid tumors and other transcriptionally addicted cancers while continuing to dose escalate in the Phase 1 portion of the trial. We reported initial data from the dose escalation stage of the clinical trial in the fourth quarter of 2021, and reported the recommended Phase 2 dose and data from the Phase 1 portion of this trial in December 2022.

•Determine RP2D for lanraplenib and pursue rational combinations in AML (SYK program). In August 2022, we dosed the first patient in our Phase 1b/2 clinical trial which includes a dose-escalation and an expansion cohort study design. In the Phase 1b stage of this trial, we are evaluating initial safety, PK and anti-leukemic activity of escalating once-daily doses of lanraplenib in combination with the standard approved dose of gilteritinib in relapsed or refractory FLT3-mutated AML patients. Once a recommended Phase 2 dose is established and pending the data from the Phase 1 stage, we plan to initiate the Phase 2 stage of the trial, with an expansion cohort of approximately 30 patients to further evaluate the safety of lanraplenib and assess its anti-leukemic activity as measured by composite CR rate and duration of response. We anticipate sharing initial data, along with the recommended Phase 2 dose, in the fourth quarter of 2023 or first quarter of 2024.

•Leverage our product engine to grow our pipeline of internally-generated product candidates. Our research efforts are directed to establishing a robust pipeline of additional highly differentiated product candidates targeting dysregulated transcription factors and their associated TRNs, leveraging our SMM platform, and our chemical biology, and computational and experimental biology capabilities.

•Selectively enter into strategic collaborations to maximize the potential of and to expand our pipeline. We plan to pursue, selectively evaluate, and, if appropriate, enter into strategic collaborations that leverage complementary capabilities of current or future collaboration partners to advance and accelerate the clinical development of our product candidates, as well as maximize our commercial reach for product candidates that receive regulatory approval. In addition, our product engine has the potential to identify differentiated product candidates addressing a wide variety of diseases with high unmet medical need and we believe that, building on our strategic collaboration with Genentech, we may have the opportunity to enter into research collaborations with potential partners to expand upon their research to date or to explore together new areas of dysregulated transcription. We also continue to evaluate potential assets and technologies from third parties and believe we have built a team well suited for the continued identification, evaluation and acquisition of additional product candidates or technologies that complement our scientific focus, core efforts and capabilities.

•Leverage our experienced management team to build a fully-integrated, science-driven biopharmaceutical company addressing high unmet medical needs. Our management team possesses significant expertise across all stages of discovery, translation, late-stage clinical development and commercialization. Collectively, our management team has obtained regulatory approval and has successfully commercialized over 25 therapeutic products, including several that have fundamentally transformed patient outcomes. We plan to progress our product candidates expeditiously through regulatory approval, with the vision of ultimately building a fully-integrated, science-driven biopharmaceutical company.

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

KB-0742 was internally optimized from an SMM hit and we believe it possesses differentiated selectivity for CDK9 among other attractive pharmacologic properties. While several other compounds targeting CDK9 are being clinically investigated by third parties for the treatment of cancer, their published biochemical selectivity profiles indicate the potential for cross-reactivity to cell cycle CDKs at clinical exposures. We believe this may contribute to the toxicity and limited therapeutic index observed with these agents and explain why in general they have not advanced to later-stage clinical trials. In addition, our pre-clinical models suggest that sustained partial inhibition of CDK9 is essential for anti-tumor activity while avoiding on-target toxicity. Because of its oral bioavailability and long plasma half-life, KB-0742 lends itself to achieving this target coverage profile in patients.

The FDA cleared our IND submission of KB-0742 in December 2020. In February 2021, we initiated the dose-escalation stage of our Phase 1/2 clinical trial of KB-0742 to evaluate its safety, PK and PD. While continuing to dose escalate, we are enrolling the expansion cohorts at the recommended Phase 2 clinical trial dose and schedule in patients with MYC-amplified solid tumors and pother transcriptionally addicted cancers. We reported initial data from the dose escalation stage of the clinical trial in the fourth quarter of 2021 and reported the recommended Phase 2 dose and initial data from the Phase 1 portion of this trial in December 2022.

Therapeutic Rationale in MYC-amplified tumors
MYC family transcription factors (CMYC, MYCN and MYCL) are master regulators of cell growth, proliferation, differentiation and metabolism, and are among the most frequently dysregulated targets in malignancies. While MYC can be up-regulated through various mechanisms and participates in many oncogenic TRNs, we believe that MYC gene copy number amplification is one of the clearest markers of transcriptional addiction. MYC amplification appears frequently in many common tumor types and is associated with aggressive disease.

Percentage of Tumors in the National Cancer Institute’s the Cancer Genome Atlas (TCGA)                                                                             Dataset (2018) With Copy Number Gains of MYC, MYCN or MYCL

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

MYC Upstream and Downstream Regulation

In vivo efficacy modeling with KB-0742 was initially conducted in a MYC-dependent AML mouse xenograft model, MV4-11, and demonstrated dose dependent tumor growth inhibition at well-tolerated doses as measured by body weight. Assessment of PD markers in tumor also showed dose-dependent effects, including levels of pSer2 (a direct phosphorylation target of CDK9), MCL1 (an anti-apoptotic oncoprotein known to depend on CDK9) and cleaved PARP (a marker of apoptotic cell death). Importantly, we demonstrated that an intermittent dosing strategy of 60 mg/kg on a three days on / four days off schedule showed equivalent activity compared to the same amount of drug delivered with continuous daily dosing (25 mg/kg QD). We believe that intermittent dosing may be better tolerated clinically and has the potential to improve the therapeutic index for CDK9 inhibition.

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

Differential Sensitivity in MYC-Amplified NSCLC Cell Lines

90 NSCLC cell lines
compound sensitivity profiling
MYC amp
11
79 Non amp
*
p < 0.05
1
0
-1
-2
Log2 IC50
Non
amp
MYC
amp

Additional in vivo experiments are ongoing to inform selection of appropriate patient populations for clinical development of KB-0742

Differentiated Opportunity
We believe that KB-0742 represents a differentiated opportunity for targeting CDK9 based on its selectivity profile, oral bioavailability and extended plasma half-life.
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

CDK Selectivity. CDK9 bears a high degree of structural similarity to other CDK family members, and many of the previously reported CDK9 inhibitors possess significant inhibitory activity on other CDKs, including cell cycle CDKs. Even many purportedly selective CDK9 inhibitors have shown a relatively narrow fold-selectivity in biochemical assays, which may not be sufficient to avoid off-target activity at the physiologically relevant concentrations achieved in a clinical setting. This off-target activity may meaningfully contribute to the clinical profile of these molecules, and in particular we believe that a lack of selectivity against cell-cycle CDKs may introduce safety liabilities unrelated to the transcriptional mechanism of CDK9. In contrast, KB-0742 was highly selective for CDK9 over other CDK family members, potentially enabling a superior opportunity to achieve therapeutically-relevant target coverage in vivo without meaningful inhibition of off-target CDKs.

Biochemical Assay Panel Showed High Selectivity of KB-0742 for CDK9 over Other CDK Family Members

PK Profile and Dosing Schedule. Because of the essential role of CDK9 in all normal tissues, it is critical to optimize dosing schedule and duration of target coverage in order to achieve anti-tumor activity without eliciting undue toxicity in normal tissues. Based on our team’s prior experience developing anti-cancer agents targeting epigenetic targets, we are pursuing an intermittent dosing strategy, with the goal of maintaining a consistent level of target coverage for several days followed by a drug holiday to allow for recovery in normal tissue. Many other CDK9 inhibitors possess short half-life or are administered intravenously, resulting either in pulsatile target coverage or short overall duration of target coverage. By contrast, KB-0742 has demonstrated oral bioavailability and a twenty-four hour plasma half-life in humans. We believe that this is an attractive profile and affords the flexibility to establish a therapeutic index by varying dose and schedule to achieve optimal target coverage in tumor.

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

Development Strategy

The FDA cleared our IND for KB-0742 in December 2020. In February 2021, we initiated the dose escalation stage of our Phase 1/2 clinical trial of KB-0742 in cancer patients to evaluate its safety, PK and PD across multiple dose levels to identify a recommended dose and schedule. After having identified the recommended dose level and dosing schedule, we have begun enrolling expansion cohorts of patients with MYC-amplified solid tumors and other transcriptionally addicted tumor types, with the goal of assessing safety and PD response in these patient populations. We are continuing to dose escalate in the Phase 1 portion of the trial.

Two-Stage Phase 1/2 Dose Escalation Clinical Trial

Following identification of a recommended Phase 2 clinical trial dose and schedule, we are actively enrolling expansion cohorts in biomarker-defined patient populations with transcriptionally addicted cancers, including MYC-amplified solid tumors. Additionally, we are actively enrolling patients with transcription factor fusions and patients with chordoma, an incurable solid tumor addicted to the brachyury transcription factor. Although patients with these tumor types are relatively rare, we believe it is feasible to enroll such patients at major academic centers, which may provide a unique opportunity to demonstrate proof of concept for KB-0742. Clinical results from these expansion cohorts will inform the future development and registration strategy for KB-0742.

Our Next Generation SYK Inhibitor Product Candidate: Lanraplenib

Lanraplenib is a selective inhibitor of SYK, an important mediator of immunoreceptor signaling in hematopoietic cells with a clearly established role in both malignant and non-malignant hematologic disease. Lanraplenib was previously developed by Gilead for autoimmune indications and has been evaluated in multiple Phase 2 clinical trials in more than 250 patients including healthy volunteers and patients with autoimmune disease. Lanraplenib has exhibited improved PK properties compared with entospletinib, including an improved half-life, which is compatible with QD dosing among other benefits.

Preclinical modeling suggests that dose levels selected for Phase 2 clinical trials of lanraplenib in autoimmune disease resulted in lower SYK target engagement compared to the dose of entospletinib used in hematologic malignancies. We believe that a higher dose of lanraplenib resulting in equivalent SYK target engagement achieved with entospletinib may create an opportunity to develop lanraplenib in oncology and other indications. Based on our detailed preclinical evaluation of lanraplenib, which showed equivalent anti-leukemic activity in head-to-head comparisons with entospletinib in various AML models, we are conducting a Phase 1b/2 trial in which we enrolled the first patient in August 2022, and which will evaluate lanraplenib in combination with gilteritinib in patients with relapsed or refractory FLT3-mutated AML.

Therapeutic Rationale for Targeting SYK in Genetically Defined Subsets of AML

AML is one of the most common forms of acute leukemia in adults. Despite multiple recent drug approvals, the disease still bears a poor prognosis with less than 30% of patients surviving five years from diagnosis. Although the median age at diagnosis is 67, only younger, typically less than 65 years old, and fitter patients are eligible for intensive chemotherapy, involving seven days treatment with cytarabine and three days treatment with an anthracycline drug such as daunorubicin or idarubicin (7+ 3). Approximately 60% to 70% of these patients achieve CR, but most will experience disease relapse in less than 18 months. Among patients who achieve CR but remain positive for minimal residual disease (MRD), remissions are often particularly short-lived. For older and less fit patients, prognosis is even worse. Therapeutic options for these patients have historically been limited to palliative treatment with HMAs with CR rates of approximately 30% followed by relapse within a matter of months in a majority of responding patients.

SYK is a non-receptor tyrosine kinase that normally functions to mediate signaling between various cell surface receptors on myeloid cells and the transcriptional machinery. SYK activity becomes dysregulated because of certain recurring mutations in AML and is critical for the leukemogenic potential of these mutations. Specifically, mutated FLT3, a well-known driver of high-risk AML, needs to be phosphorylated by SYK for full leukemogenic potential. Mutations, predominantly internal tandem duplications, of FLT3 are found in approximately 30% of AML patients and are associated with a high risk of relapse and poor overall survival. A number of FLT3 inhibitors have recently been approved or are in development, including midostaurin, a first-generation inhibitor, which is approved in combination with 7 + 3 in newly diagnosed AML with FLT3 mutations. Quizartinib, a more selective second-generation inhibitor of FLT3, has also shown a survival benefit in newly diagnosed FLT3-mutated AML patients when combined with 7 + 3, but has not yet received FDA approval. Despite improved outcomes with the addition of FLT3 inhibitors to front line therapy, patients continue to relapse with FLT3-driven AML.
Gilteritinib is an oral, second generation FLT3 inhibitor that is approved as monotherapy for relapsed or refractory FLT3-mutated AML. In the ADMIRAL trial, patients treated with gilteritinib experienced a 21% CR rate and a median overall survival (OS) of 9.3 months as compared to 10.5% CR and 5.6 months OS with conventional salvage chemotherapy. While this was a significant improvement over the existing standard of care, fewer than 20% of relapsed or refractory FLT3-mutated AML patients treated with gilteritinib survived at two years of follow-up. Moreover, the CR rate in patients who were treated with midostaurin in the front line, which has become more common since the approval of gilteritinib, may be as low as 16%. Thus, there continues to be a significant unmet need for patients with relapsed or refractory FLT3-mutated AML. We hypothesize that concurrent inhibition of FLT3 and SYK will lead to superior anti-leukemic activity compared to inhibition of either kinase alone.

In patient-derived preclinical models of FLT3-mutation driven AML we have observed greater than additive anti-leukemic activity with the combination of lanraplenib and gilteritinib. Combination anti-leukemic activity was also seen in vivo in preclinical models of FLT3-mutation driven AML. Leukemic cell burden in mice was decreased and survival was increased when lanraplenib was administered with gilteritinib compared to lanraplenib or gilteritinib given alone.

In addition to its role as a key mediator of FLT3 leukemogenic signaling, SYK has been implicated as a critical node in AML driven by the dysregulated HOXA9/MEIS1 TRN. HOXA9 and MEIS1 are transcription factors that work together to drive a gene expression program in primitive myeloid cells. As these cells normally mature, expression of these transcription factors is down-regulated. Mutations of NPM1, found in approximately 30% of AML patients (often in association with FLT3 mutations) and rearrangements of the KMT2A (MLL) gene (MLLr) which occur in 5 – 10% of AML patients, prevent the physiologic down-regulation of HOXA9 and MEIS1. SYK expression and activity are upregulated as a consequence of high HOXA9 and MEIS1 expression and this elevated SYK activity is critical for the leukemogenic potential of NPM1 mutations and MLL rearrangements.

The figure below is based on our internal analysis of genomic and transcriptomic data from over 400 AML patient samples obtained through the Leukemia and Lymphoma Society’s “Beat AML” program. The figure below depicts mRNA levels for either the HOXA9 or MEIS1 genes across the common AML driver mutations NPM1 (left) and MLL-r (right). For each AML driver mutation, HOXA9 and MEIS1 mRNA levels are shown for either patients that are wildtype for that mutation (grey boxes) or mutated (blue boxes). For each cohort (wild type or mutant), outliers are defined as those patients with mRNA levels exceeding 1.5x the interquartile range (IQR). In all cases, AML driver mutations are associated with increased mRNA levels of HOXA9 and MEIS1 that are consistent with a failure to down-regulate HOX/MEIS expression and are considered statistically significant by a two-sided Mann-Whitney-Wilcoxon test.

Entospletinib has shown clinical activity in these mutationally defined AML subsets including 3 CRs among 23 MLLr patients treated with entospletinib monotherapy, consistent the hypothesis that inhibiting SYK is a promising therapeutic approach for these subsets of AML. Although for strategic reasons we recently discontinued the AGILITY Phase 3 trial which was testing this hypothesis in newly diagnosed NPM1 mutated AML patients in combination with 7 + 3, we believe that this remains a compelling opportunity for lanraplenib in combination with MLL-MENIN inhibitors such as Sydax’s SNDX-5613 or Kura’s KO539.

Inhibitors of the interaction between MLL and its cofactor MENIN have shown promising activity in NPM1 mutated and MLLr relapsed or refractory AML. Based on published data, SNDX-5613 has been tested in 48 patients with NPM1 mutation or MLLr and has shown a composite CR rate (CR + CRh) of 27% in both subsets. Fewer patients (N = 20) have been dosed with KO539 for a composite CR rate of 5.6% in MLLr and 30% in NPM1 mutated patients.

We hypothesize that concurrent inhibition of the MLL-MENIN interaction, upstream of dysregulated HOXA9/MEIS1, and SYK, downstream of HOXA9/MEIS1, can lead to improvement in both the rate and depth of CR, leading to longer survival. Preliminary data that is consistent with this hypothesis and generated by our research team is summarized below. The MLLr AML cell lines MV411 and MOLM13 were treated in vitro with lanraplenib or SNDX-5613 individually or in combination and the effects on differentiation (CD11b expression) and apoptosis (annexin V) were measured after 9 days. The combination treatment resulted in synergistic increases in both differentiation and apoptosis.

We believe that lanraplenib and MLL-MENIN inhibitors could be a promising combination to explore in a future clinical trial.

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
Our differentiated product engine comprises three interconnected components. First, we integrate diverse multiomic data from cancer model systems with clinical real-world evidence to map the TRN of interest. Next, we apply our expertise in systems biology and drug discovery to define the mechanistic basis of TRN tumor dependency. Third, we use this tumor dependency information to identify small molecule modulators in one of two ways: either through use of our proprietary SMM screening platform in an “unbiased” manner, or through a more “biased” approach where we direct our screening efforts against identified TRN critical nodes. These elements of our product engine are shown in the figure below.

Mapping TRNs by Integrating multiomic data and real-world evidence
TRN maps represent the summation of multiple regulatory layers (genetic, signaling, chromatin, epigenomic, protein-protein interaction) that converge in the nucleus to establish and maintain the cell’s gene expression program. In mapping TRNs, we address two major challenges that enable, which enables us to better generate actionable drug discovery insights that drive our drug discovery efforts.
First, we seek to identify TRN maps in the appropriate context that capture their tumor-specific deregulation. As an example, to map the MYC TRN, we analyze how MYC amplification rewires the tumor cell TRN to create positive feedback loops that stabilize and upregulate MYC activity in a manner not seen in normal cells. To ensure that the TRN maps faithfully recapitulate true patient tumor biology, we integrate pan-cancer multiomic data, which helps us understand a broader and more defined TRN map, with clinical real-world evidence drawn from thousands of cancer patients. This also lays the foundation for later patient selection and biomarker development.
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
Identifying TRN modulators by using our SMM screening platform or by direct targeting of critical nodes
Our proprietary SMM screening platform addresses the historical challenges of context-dependent structures and complexes by allowing us to conduct a high throughput screen for protein complex binders directly in a tumor cell lysate.
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
Discovery Programs
We continually invest in early discovery efforts utilizing our proprietary product engine, with the goal of expanding our pipeline of future product candidates. Our current efforts are focused on four cancer types where dysregulated TRNs play a central role. We believe that we can develop a deep understanding of the underlying cancer dependency, engineer robust systems to characterize perturbation signatures, and identify multiple potential opportunities for therapeutic intervention through modulation of key TRN components. We select our discovery targets based on multiple scientific, translational and competitive considerations, prioritizing those where dependency has been demonstrated in a defined patient population with high unmet medical need, and where we believe we can design an efficient early clinical translation strategy based upon our understanding of the disease biology.
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
Strategic Agreements
Genentech Collaboration Agreement

On January 6, 2023, we entered into a Collaboration and License Agreement with Genentech, a member of the Roche Group. Pursuant to the agreement, the parties have agreed to initially collaborate on two discovery research programs in oncology, each focused on a designated transcription factor, to discover small-molecule GLP-Tox-ready candidates that modulate transcription factor targets selected by Genentech. Each discovery research program will primarily consist of (i) a mapping phase with the goal of identifying the transcription regulatory network for such designated transcription factor, and (ii) a screening phase having the goal of identifying and characterizing multiple screening hits suitable for nomination as a preclinical development program.
We will lead discovery and research activities under the discovery research programs and will use our proprietary drug discovery platform, including our SMM, for hit finding. Following the completion of initial discovery and research activities, Genentech will have the exclusive right to pursue further preclinical and clinical development and commercialization of compounds identified in the discovery research programs and designated by Genentech (each, a Hit Program).
In connection with the agreement, we received an upfront payment of $20.0 million from Genentech. In addition, we are eligible for additional milestone payments upon achievement of certain preclinical, clinical and regulatory (including first-sale) milestones, totaling up to $177.0 million for the first development candidate per hit program, and are eligible to receive net sales milestones of up to $100.0 million for the first licensed product per hit program. We are also eligible to receive tiered royalties in the low- to high-single digits on any products that are commercialized by Genentech as a result of the collaboration.
The term of the discovery research programs will be up to 24 months, which may be extended by six months at our option subject to satisfying certain conditions.
Unless earlier terminated, the agreement will remain in effect for each product licensed under the agreement until the expiration of the royalty term for such licensed product. Genentech has the right to terminate the agreement in its entirety, or with respect to a particular discovery research program or Hit Program, in its sole discretion, at any time by providing 60 days’ advance written notice to us. Each party may also terminate the agreement upon the other party’s material breach that remains uncured for 90 days (or 45 days in the event of nonpayment), or in the event of certain insolvency events involving the other party.
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
In consideration for the access to the services throughout the term of the Tempus Agreement, we have agreed to pay an annual minimum commitment of $1.5 million in year one, $2.0 million in year two, and $2.5 million in year three. Payments are made in quarterly installments. As of December 31, 2022, we have paid $1.1 million under the Tempus Agreement.
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
In consideration for such assets, on the date of the Gilead Asset Purchase Agreement, we made a $3.0 million upfront cash payment and issued a $3.0 million principal amount convertible promissory note, which was settled in exchange for 188,567 shares of common stock in connection with the closing of our IPO at a settlement price of $16.15 per share. We also made a $0.7 million payment to reimburse Gilead for certain liabilities we assumed pursuant to the Gilead Asset Purchase Agreement. In addition, we are required to make milestone payments upon successful achievement of certain regulatory and sales milestones for lanraplenib, entospletinib and other SYK inhibitor compounds covered by the patent rights acquired pursuant to the Gilead Asset Purchase Agreement and developed by us as a back-up to entospletinib or lanraplenib (Other Compounds). Upon successful completion of certain regulatory milestones in the United States, European Union and United Kingdom for lanraplenib, entospletinib and any Other Compounds, across up to two distinct indications, we will be required to pay to Gilead an aggregate total of $51.3 million. Upon achieving certain thresholds for the aggregate annual net sales of lanraplenib, entospletinib, and any Other Compounds combined, we would owe to Gilead potential milestone payments totaling $115.0 million.
Gilead is also eligible to receive (i) tiered marginal royalties ranging from high-single digits to the mid-teens on annual worldwide net sales of lanraplenib, (ii) tiered marginal royalties ranging from the very low-teens to high-teens on annual worldwide net sales of entospletinib, and (iii) tiered marginal royalties ranging from the low single digits to mid-single digits on annual worldwide net sales of any Other Compounds. The royalties in the foregoing clauses are subject to reduction, on a country-by-country basis, for products not covered by certain claims within the assigned patents, for generic entry and, in the case of lanraplenib and entospletinib, for any royalties paid for future licenses of third-party intellectual property required to develop or commercialize lanraplenib or entospletinib. Our royalty obligation with respect to a given product in a given country begins upon the first commercial sale of such product in such country and ends on the latest of (i) expiration of the last claim of a defined set of the assigned patent rights covering such product in such country, (ii) loss of exclusive data or marketing rights to such product in such country or (iii) 10 years from the first commercial sale of such product in such country.
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
Sales and Marketing
We intend to build a commercial infrastructure to support sales of any of our product candidates that receives regulatory approval. We expect to manage sales, marketing and distribution through internal resources and third-party relationships. While we may commit significant financial and management resources to commercial activities, we will also consider collaborating with one or more pharmaceutical companies to enhance our commercial capabilities.
Manufacturing
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely for the foreseeable future, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that we may commercialize. In this regard, while we have purchased initial inventory of active pharmaceutical ingredients (APIs) and clinical drug supply for lanraplenib from Gilead under the Gilead Asset Purchase Agreement, we will need to obtain further supplies of APIs and clinical drug supply for lanraplenib and KB-0742 from third-party manufacturers. We are initially obtaining our supplies from manufacturers on a purchase order basis without long-term supply arrangements in place. We do not currently have arrangements in place for redundant supply for APIs and drug product. For all of our product candidates, we intend to identify and qualify manufacturers to provide the APIs and drug product prior to submission of an NDA to the FDA or other marketing authorization applications to other regulatory authorities.

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
In the case of lanraplenib, there are currently no approved products on the market that combine with gilteritinib in relapsed or refractory AML with FLT3 mutation. However, there are product candidates that are currently in clinical development which, if approved, could compete or potentially be complementary with lanraplenib including: (i) HMPL-523, a SYK inhibitor being developed by Hutchison Medipharma Ltd. that is in Phase 1 evaluation in hematologic malignancies; (ii) product candidates in early clinical development that target the interaction between MLL and MENIN in MLL-r and AML patients with NPM1 mutations, including (a) DS-1594, being developed by Daiichi Sankyo Company in a Phase 1 clinical trial with or without azacitidine/venetoclax in relapsed/refractory AML; (b) JNJ-75276617, being developed by Janssen Research & Development, LLC in a Phase 1 clinical trial in acute leukemias; (c) KO-539, being developed by Kura Oncology, Inc. in a Phase 1 clinical trial as monotherapy in relapsed or refractory AML; and (d) SNDX-5613, being developed by Syndax Pharmaceuticals, Inc. in a Phase 1 clinical trial as monotherapy in relapsed or refractory AML in patients with MLL-r/KMT2A gene rearrangement or NPM1 mutations; and (iii) product candidates that address the subset of AML patients with FLT3 mutations and are currently in development in combination with FLT3 inhibitors, including (a) venetoclax, a BCL-2 inhibitor being developed by Abbvie; (b) CC-90009, a A Cereblon E3 ligase modulating drug that promotes selective degradation of GSPT1, in Phase 1b, being developed by Bristol-Myers Squibb; (c) CPX-351, a liposomal formulation of daunorubicin and cytarabine being developed by Jazz Pharmaceuticals; and (d) ladademstat, an LSD1 inhibitorm in Phase 1 dose escalation being developed by Oryzon.
If we are successful in developing and receiving approval for KB-0742, we expect it would compete against various multi-CDK inhibitors that are currently in early-stage clinical development if they are ultimately approved, including: (a) AZD4573, being developed by AstraZeneca; (b) fadraciclib (CYC-065), being developed by Cyclacel Pharmaceuticals; (c) voruciclib, being developed by MEI Pharma; (d) dinaciclib, being developed by Merck & Co.; (e) zotiraciclib, being developed by the National Cancer Institute; and (f) TP-1287 (alvocidib), being developed by Tolero Pharmaceuticals. We also expect it to compete against (a) GFH009, a CDK9 inhibitor in Phase 1 dose escalation, being developed by Genfleet Therapeutics; (b) PRT2527, a CDK9 inhibitor in Phase 1 dose escalation by Prelude Therapeutics; and (c) VIP152, a PTEFb/CDK9 inhibitor in early-stage clinical development by Vincerx Pharma, Inc.
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

Intellectual Property
Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our most advanced product candidates, lanraplenib and KB-0742, our future product candidates, as well as novel discoveries, product development technologies, and know-how. Our commercial success also depends in part on our ability to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to develop and maintain protection of our proprietary position and freedom to operate by, among other means, filing and prosecuting, or in-licensing or acquiring U.S. and foreign patents and patent applications covering those products, technologies, inventions, and improvements that are important to our business.
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
We are actively building our intellectual property portfolio around our product candidates and our discovery programs, based on our own intellectual property as well as licensed intellectual property. Following the execution of the Gilead Asset Purchase Agreement, we are the owners of multiple patents and patent applications in the United States and worldwide directed to the composition of matter and methods of use of lanraplenib and entospletinib and other related SYK inhibitor compounds.
Our patent portfolio in general includes patents and patent applications directed to our lead product candidates, lanraplenib and KB-0742 and our other research-stage candidates, all of which are solely owned by us. We also have patents and patent applications directed to entospletinib.
With respect to lanraplenib as of February 1, 2023, our patent portfolio included seven issued U.S. patents, 106 issued or granted foreign patents, and 28 pending U.S. and foreign patent applications claiming lanraplenib as a composition-of-matter, methods of using lanraplenib, and its polymorphic forms and their use, all with nominal terms extending to between 2034 and 2043. Nominal patent terms are determined as 20 years from the earliest non-provisional filing date to which priority is claimed, and do not take into account extensions that are or may be available.
With respect to KB-0742, as of February 1, 2023, we have one issued U.S. patent, two issued or granted foreign patents, and 42 pending U.S. and foreign patent applications directed to the KB-0742 compound, compositions, methods of treating CDK9-mediated diseases with KB-0742, analogs and polymorphic forms of KB-0742, and other research-stage candidate compounds that modulate CDK9 activity, all with nominal terms extending to between 2039 and 2042. Nominal patent terms are determined as 20 years from the earliest non-provisional filing date to which priority is claimed, and do not take into account extensions that are or may be available.
As of February 1, 2023, our patent portfolio related to entospletinib included over 17 issued U.S. patents, 149 issued or granted foreign patents, and 28 pending U.S. and foreign patent applications, claiming entospletinib as a composition of matter, formulations, polymorphic forms or their methods of use or manufacture, all with nominal terms extending to between 2029 and 2043. Nominal patent terms are determined as 20 years from the earliest non-provisional filing date to which priority is claimed, and do not take into account extensions that are or may be available.
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

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing of the first non-provisional application to which priority is claimed. In the United States, patent term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office in granting a patent or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. In the United States, the term of a patent that covers an FDA-approved drug may also be eligible for a patent term extension of up to five years under the Hatch-Waxman Act, which is designed to compensate for the patent term lost during the FDA regulatory review process. The length of the patent term extension is calculated based on the length of time it takes for regulatory review. A patent term extension under the Hatch-Waxman Act cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be restored. Moreover, a patent can only be restored once, and thus, if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug.
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
In addition, a product may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials and report to FDA regularly on the progress of such trials. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the product.
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
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose obligations on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; and
•the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to the Centers for Medicare and Medicaid Services (CMS) information regarding payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members. The information reported is publicly available on a searchable website, with disclosure required annually.

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
Privacy Laws
We may be subject to diverse laws and regulations relating to data privacy and security as a result of our employee data or other personal information that we may collect. In addition, when we collect personal data as part of any clinical trials or other testing, we may be subject to regulatory obligations. This includes, (i) in the U.S., the California Consumer Privacy Act of 2018, or CCPA, (ii) in the European Union, or EU, and the European Economic Area, or EEA, the EU General Data Protection Regulation, or EU GDPR, (iii) in the United Kingdom, or UK, the UK GDPR, and (iv) the national rules of the individual EU Member States. New privacy rules are being enacted in the U.S. and globally, and existing ones are being expanded, updated and strengthened.
For example, California enacted the CCPA, which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered companies to provide new disclosures to California consumers (as that word is broadly defined in the CCPA), provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. the California Privacy Rights Act (CPRA) significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Both the CCPA and CPRA could impact our business activities depending on how they are interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.
Additionally, the GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing activities and implement policies as part of its mandated privacy governance framework. It also requires data controllers to be transparent and disclose to data subjects (in a concise, intelligible and easily accessible form) how their personal data is to be used, imposes limitations on retention of personal data; defines pseudonymized (i.e., key-coded) data; introduces mandatory data breach notification requirements; and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. We are also subject to EU rules with respect to cross-border transfers of personal data out of the EU and EEA. Although there are currently various mechanisms that may be used to transfer personal data from the EEA to the United States in compliance with law, such as the EU’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. Fines for certain breaches of the GDPR are significant: up to the greater of €20 million or 4% of total global annual turnover. In addition to the foregoing, a breach of the GDPR or other applicable privacy and data protection laws and regulations could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, or potential civil claims including class action type litigation.

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
Healthcare Reform
In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, (collectively, the ACA) was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States. By way of example, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; creates a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. \On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how any additional challenges and healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers, which will remain in effect until 2031 absent additional congressional action. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, presidential executive orders, and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. In addition, individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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
Human Capital Resources
As of January 1, 2023, we had 97 employees, all of whom were full-time. Substantially all of our employees work out of our offices in either San Mateo, California, or Cambridge, Massachusetts. We have three dedicated, full-time employee equivalents responsible for executing our human capital management strategy and overseeing all aspects of our human resources processes in place to support our employees. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. Since our founding, we have had relatively low turnover of employees, which we attribute to our shared mission of transforming the lives of those affected by cancer.

Our employees are essential to our success. We have been purposeful, within our resource constraints, in our efforts to hire, develop and retain diverse talent as well as create an inclusive culture. We are investing in building and maintaining a work environment that prioritizes the health, safety and wellness of our team, and where our employees are inspired to deliver their best every day. All employees are responsible for upholding the Kronos Bio Code of Conduct, which forms the foundation of our policies and practices. We are continuing to expand our systems to track key human capital metrics such as demographics, diversity, compensation and benefits, and engagement.

Diversity, Equity and Inclusion
We are committed to creating and maintaining a diverse, inclusive and safe work environment. Our employees bring diversity to our workplace across many critical categories, and we believe our company is stronger as a result of their variety of experiences and backgrounds. For example, just under half our employees self-identify as women, and over half of our employees in medical or scientific roles self-identify as members of underrepresented communities and nearly half self-identify as women. As we grow and mature, we look forward to establishing programs that bring in speakers on specific topics, assemble resources for employees on diversity and inclusion, provide support for our female and underrepresented employees to help advance their careers, all while continuing to focus on hiring, developing and promoting diverse talent at all levels of the company.

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

Communication and Engagement
We strongly believe that Kronos Bio’s success depends on our employees understanding how their work contributes to the company’s overall mission and strategy. We strive to foster open and direct communication and seek to empower our employees to be our greatest ambassadors. We use a variety of channels to facilitate this, including quarterly business updates from the senior management team; regular town hall meetings, open forums and online platforms, and company-wide written communications; and employee engagement surveys.

Health, Wellness and Safety
Employee safety and well-being is of paramount importance to us. We provide productivity and collaboration tools and resources, allow flexible schedules and support employees’ information technology needs. We also regularly promote employee assistance programs to support our employees’ physical, financial and mental well-being.

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
We have incurred significant net losses in each period since we commenced operations in June 2017. For the years ended December 31, 2022 and 2021, we reported net losses of $133.2 million and $151.1 million, respectively. As of December 31, 2022, we had an accumulated deficit of $396.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:
•conduct preclinical studies and clinical trials for our current and future product candidates;
•continue our research and development efforts, submit INDs and clinically develop our product candidates;
•seek marketing approvals for any product candidates that successfully complete clinical trials;
•experience any delays or encounter any issues with any of the above, including but not limited to failed studies, negative or mixed clinical trial results, safety issues or other regulatory challenges, the risk of which in each case may be exacerbated by COVID-19 or another health epidemic or pandemic;
•establish a sales, marketing and distribution infrastructure and establish manufacturing capabilities, whether alone or with third parties, to commercialize product candidates for which we may obtain regulatory approval, if any;
•obtain, expand, maintain, enforce and protect our intellectual property portfolio; and
•hire additional clinical, regulatory and scientific personnel.

Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses we will incur or when, if ever, we will be able to achieve profitability. Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop, seek regulatory approval for and potentially market our product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability, if ever, to generate revenue from our product candidates. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital.
We have not generated any revenue from our product candidates and may never be profitable.
Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from any of our product candidates. We do not expect to generate significant revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, our product candidates. Lanraplenib and KB-0742 are our only product candidates in the clinical stage of development. In addition, all of our product candidates will require additional clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Our ability to generate revenue from our product candidates depends on a number of factors, including, but not limited to:
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
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we progress our ongoing clinical trials and commence our planned clinical trials and any other future clinical trials, and continue our discovery and preclinical development activities to identify new product candidates, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations, and we may need to raise additional funding sooner than expected if we choose to expand more rapidly than we presently anticipate. We cannot be certain that additional funding will be available on acceptable terms, or at all. Further, geopolitical events such as the military action initiated by Russia against Ukraine (and responses by the United States and certain other countries, including significant sanctions and trade actions against Russia), inflation, high interest rates, bank failures, a resurgence of COVID-19 or another health epidemic or pandemic, could adversely affect the economy and financial markets in general and our ability to raise additional capital. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our discovery, preclinical and clinical development programs or any future commercialization efforts.
We had cash, cash equivalents, and investments of $247.9 million as of December 31, 2022. We believe that, based upon our current operating plan, our existing capital resources will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2025. However, we have based this estimate on our current development plans and assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control, including as a result of global supply chain issues, inflation, high interest rates, a resurgence of COVID-19 or another health epidemic or pandemic. In any event, our future capital requirements will depend on many factors, including:
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
We were incorporated in June 2017 and acquired certain rights to lanraplenib and other orally bioavailable small molecule SYK inhibitors from Gilead in July 2020. We have a limited operating history and are subject to the risks inherent in a growing company, including, among other things, risks that we may not be able to hire sufficient qualified personnel and establish operating controls and procedures. We currently do not have complete in-house resources to enable our operations. As we continue to build our capabilities, we expect to encounter risks and uncertainties frequently experienced by growing companies in new and rapidly evolving fields. If we are unable to continue to build our capabilities, our operating and financial results could differ materially from our expectations, and our business could suffer.
We cannot be certain that the clinical trials of our product candidates, including our ongoing Phase 1/2 clinical trial of KB-0742, our only internally generated product candidate, and our Phase 1b/2 clinical trial of lanraplenib will be completed when we currently expect, or at all.
We may not realize the benefits of our asset acquisition from Gilead or any future acquisitions or strategic transactions.
In the third quarter of 2020, we completed the transfer from Gilead of a portfolio of selective, orally bioavailable small molecule SYK inhibitors, including entospletinib and lanraplenib. After a review of enrollment, we made the decision to close our Phase 3 trial of entospletinib to further enrollment in the fourth quarter of 2022. In this assessment, we projected significant delays due to several factors, including the operational challenges we faced enrolling a genetically defined subset of patients in the frontline setting, the impacts of COVID-19 on clinical trial site staffing and the loss of access to planned clinical trial sites in Ukraine and Russia. Patients who had already enrolled in the Phase 3 study are able to complete their course of treatment. Final study closure is anticipated in mid-2023. We do not currently anticipate any further Kronos Bio-led clinical development of entospletinib after final study closure. With respect to lanraplenib, it is possible that we will encounter challenges with integrating the data and technology, along with the related regulatory materials, related to this acquired product candidate into our business. In such event, our clinical development plans related to this acquired SYK product candidate, including our ongoing Phase 1b/2 clinical trial of lanraplenib in a genetically-defined subset of AML patients, or the associated or subsequent regulatory filings, could be delayed or otherwise adversely affected.
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
Our discovery and development activities are focused on novel cancer therapeutics for patients with genetically-defined cancers and it is difficult to predict the time and cost of product candidate development and the likelihood of obtaining regulatory approval.
The discovery and development of novel cancer therapeutics by targeting dysregulated transcription using a biomarker-driven precision medicine strategy is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although we believe, based on our preclinical work, and the data for entospletinib and lanraplenib generated in clinical trials conducted by Gilead, the TRNs targeted by our programs drive oncogenic activity, future clinical results may not confirm this hypothesis or may only confirm it for certain mutations or certain tumor types. The patient populations for our product candidates are limited to those with cancers that exhibit specific target mutations that we believe serve as a genomic biomarker of transcription factor dysregulation, and may not be completely defined but are substantially smaller than the general treated cancer population. We will need to screen and identify those patients who have the targeted mutations. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific genetic alterations respond to our product candidates and developing or otherwise obtaining access to satisfactory companion diagnostics to identify such genetic alterations. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations for each mutation will be large enough to allow us to successfully obtain approval for each mutation type and commercialize our products and achieve profitability. In any event, we do not know if our approach of treating patients with genetically defined cancers will be successful, and if our approach is unsuccessful, our business will suffer and you may lose all or part of your investment.
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

We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
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
Before obtaining marketing approval from the FDA of any product candidate in any indication, we must conduct extensive clinical studies to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by our CROs and other third parties for regulatory submissions for our product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. We are required to submit an IND to the FDA, which must be cleared prior to initiating any clinical trials in the United States, for our preclinical product candidates.
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

•patients failing to enroll or remain in our trial at the rate we expect, or failing to return for post-treatment follow-up, including patients failing to remain in our trials due to movement restrictions, health reasons or contraction of or concerns associated with an infectious disease, such as COVID-19;
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
•interruptions to operations of clinical sites, manufacturers, suppliers, or other vendors from geopolitical events, such as the military action initiated by Russia against Ukraine, or from COVID-19 or another health epidemic or pandemic;
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
•third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications; or
•disruptions caused by COVID-19 or another health epidemic or pandemic, which may increase the likelihood that we encounter difficulties or delays in initiating, enrolling, conducting or completing our ongoing or planned clinical trials.
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
We may also experience delays if our current or planned clinical trials are impacted by geopolitical, economic or military instability. For example, we had anticipated utilizing clinical trial sites in Ukraine and Russia for our

Phase 3 clinical trial of entospletinib in combination with intensive chemotherapy in AML patients with NPM1 mutations. However, due to the military conflict in the region, we revised our plans to open clinical trial sites in the region and were planning to utilize clinical trial sites in other countries. The failure to identify and operationalize alternative clinical sites contributed to delays in enrollment for this trial.
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
We are conducting a Phase 1/2 clinical trial of KB-0742 in patients with cancer to evaluate the safety, PK and PD of the compound across multiple dose levels. We are currently enrolling expansion cohorts of biomarker-defined patient populations with transcriptionally addicted cancers. While we believe it is feasible to enroll such patients at major academic centers, patients with these tumor types are relatively rare, and we may be unable to enroll or maintain a sufficient number of these patients in any such cohort, which could adversely affect our development and registration strategy for KB-0742.
Our Phase 3 trial of entospletinib in NPM1-mutated AML patients was discontinued in part due to the difficulties in identifying the small number of patients with this mutation, including the time required for screening diagnostics when physicians and patients have an urgency to begin treatment for their AML. We may encounter similar risks in future trials of our product candidates, which may result in delays and potentially the discontinuation of such trials.
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
•proximity and availability of clinical trial sites for prospective patients; and
•our ability to timely activate clinical trial sites and other delays and complications resulting from COVID-19 or another health epidemic or pandemic.
Enrollment in our trials has been adversely impacted by COVID-19 on a rolling basis as healthcare facilities and patients experienced periodic delays in visits, scheduling and staffing that adversely impacted enrollment. As a result of ongoing global challenges in clinical trial enrollment for our Phase 3 AGILITY clinical trial of entospletinib in combination with intensive chemotherapy in patients with newly diagnosed NPM1-mutated AML, we closed enrollment in the fourth quarter of 2022 and are discontinuing Kronos Bio-led clinical development of entospletinib. Our inability to enroll the required number of patients for our other ongoing and planned clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs, which would cause the value of our company to decline and limit our ability to obtain additional financing.
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
In developing a product candidate for certain indications, we may decide to use a biomarker-based test to identify patients for enrollment or monitor patients in clinical trials. For example, we used a biomarker-based test to identify patients for enrollment in our discontinued registrational Phase 3 clinical trial of entospletinib in combination with intensive chemotherapy for the treatment of AML patients with NPM1 mutations, and would plan to use a biomarker-based test to identify patients for enrollment if lanraplenib moves into a registrational Phase 3 trial. If the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. The FDA generally requires contemporaneous approvals of a new companion diagnostic with the proposed therapeutic. To date, the FDA has required premarket approval of all companion diagnostics for cancer therapies. As such, if a satisfactory companion diagnostic is not commercially available, we may be required to create or obtain one that would be subject to regulatory approval or clearance requirements.
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
COVID-19 has adversely impacted, and any future health epidemic or pandemic may adversely impact, our business, including our ongoing or planned clinical trials.
COVID-19 has caused, and a resurgence of COVID-19 or another health epidemic or pandemic may cause, significant disruptions that could severely impact our business, including:
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
•changes in local regulations as part of a response to a resurgence of COVID-19 or another health epidemic or pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, delays, or to discontinue the clinical trials altogether;
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
Such disruptions could impede, delay, limit or prevent completion of our preclinical studies or commencement or the continuation of ongoing, planned or future clinical trials and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would seriously harm our operations and financial condition and increase our costs and expenses. In addition, we also experienced delays in our discovery and development activities as a result of the COVID-19 pandemic, primarily due to temporary and partial shutdowns at certain of our CROs that have since resumed normal operations, and due to the previous California and Massachusetts stay-at-home orders where our operations are located. Future stay-at-home orders could result in additional delays or otherwise negatively impact our discovery and development activities. A resurgence of COVID-19 or another health epidemic or pandemic could also affect the business of the FDA or other health authorities which could result in delays in meetings related to our ongoing and planned clinical trials and ultimately of reviews and approvals of our product candidates.
The extent to which a resurgence of COVID-19 or another health epidemic or pandemic may impact our business, preclinical development activities and ongoing and planned clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate duration and severity of the public health crisis, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
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
We have not as a company completed any clinical trials to date. We therefore cannot be certain that our ongoing Phase 1/2 clinical trial of KB-0742 or our ongoing Phase 1b/2 trial of lanraplenib will be completed on time, if at all. In addition, COVID-19 may continue to create additional challenges in initiating, enrolling or conducting such clinical trials.
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
Because of the relatively small number of patients that are being or are planned to be dosed in our Phase 1/2 trials of KB-0742 and lanraplenib, the results from such clinical trials, if completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to further develop and obtain regulatory approval for these product candidates.
In our Phase 1/2 clinical trial of KB-0742 we are evaluating the safety, PK and PD profile of KB-0742 in patients with advanced solid tumors, and are currently enrolling expansion cohorts while continuing to dose escalate. In our Phase 1b/2 clinical trial of lanraplenib, we are evaluating the safety, PK and PD profile of lanraplenib in combination with gilteritinib in patients with FLT3-positive relapsed/refractory AML, and we plan to define an optimal dose and schedule. Though enrollment is still ongoing in both trials, the total number of patients we expect to enroll in these clinical trials will be significantly smaller than the number of patients that would need to be enrolled in a registrational or other late-stage clinical trial. The results of clinical trials with smaller sample sizes, such as our ongoing Phase 1/2 clinical trial of KB-0742 and our ongoing Phase 1b/2 trial of lanraplenib, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of KB-0742 or lanraplenib, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our initial Phase 1/2 clinical trial.

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
If any of our product candidates is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and/or patients, we may not generate or derive sufficient revenue from that product candidate and our financial results could be negatively impacted.
We currently have no marketing and sales organization and have no experience as a company in marketing products. If we are unable to establish and maintain marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if approved, we may not be able to generate product revenue.
We currently have no sales, marketing, or distribution capabilities and have no experience as a company in marketing products. We currently intend to build a commercial infrastructure to support sales of our product candidates. We expect to manage sales, marketing, market access and distribution through internal resources and third-party relationships. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing, market access and sales personnel. While we may commit significant financial and management resources to commercial activities, we will also consider collaborating with one or more pharmaceutical companies to enhance our commercial capabilities.
If we are unable or decide not to establish internal sales, marketing and distribution capabilities in the United States, or any other geographic regions, we will pursue arrangements with third-party sales, marketing, and distribution collaborators regarding the sales and marketing of our products, if approved. However, there can be no assurance that we will be able to establish or maintain such arrangements on favorable terms or if at all, or if we are able to do so, that these third-party arrangements will provide effective sales forces or marketing and distribution capabilities. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.
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

In the case of lanraplenib, there are product candidates that are currently in clinical development which, if approved, could compete with lanraplenib including: (i) HMPL-523, a SYK inhibitor being developed by Hutchison Medipharma Ltd. that is in Phase 1 evaluation in hematologic malignancies; (ii) product candidates in early clinical development that target the interaction between MLL and MENIN in MLL-r and AML patients with NPM1 mutations, including (a) DS-1594, being developed by Daiichi Sankyo Company in a Phase 1 clinical trial with or without azacitidine/venetoclax in relapsed/refractory AML; (b) JNJ-75276617, being developed by Janssen Research & Development, LLC in a Phase 1 clinical trial in acute leukemias; (c) KO-539, being developed by Kura Oncology, Inc. in a Phase 1 clinical trial as monotherapy in relapsed or refractory AML; and (d) SNDX-5613, being developed by Syndax Pharmaceuticals, Inc. in a Phase 1 clinical trial as monotherapy in relapsed or refractory AML in patients with MLL-r/KMT2A gene rearrangement or NPM1 mutations; and (iii) product candidates that address the subset of AML patients with FLT3 mutations and are currently in development in combination with FLT3 inhibitors, including (a) venetoclax, a BCL-2 inhibitor being developed by Abbvie; (b) CC-90009, a A Cereblon E3 ligase modulating drug that promotes selective degradation of GSPT1, in Phase 1b, being developed by Bristol-Myers Squibb; (c) CPX-351, a liposomal formulation of daunorubicin and cytarabine being developed by Jazz Pharmaceuticals; and (d) ladademstat, an LSD1 inhibitorm in Phase 1 dose escalation being developed by Oryzon.
If we are successful in developing and receiving approval for KB-0742, we expect it would compete against various multi-CDK inhibitors that are currently in early-stage clinical development if they are ultimately approved, including: (a) AZD4573, being developed by AstraZeneca; (b) fadraciclib (CYC-065), being developed by Cyclacel Pharmaceuticals; (c) voruciclib, being developed by MEI Pharma; (d) dinaciclib, being developed by Merck & Co.; (e) zotiraciclib, being developed by the National Cancer Institute; and (f) TP-1287 (alvocidib), being developed by Tolero Pharmaceuticals. We also expect it to compete against (a) GFH009, a CDK9 inhibitor in Phase 1 dose escalation, being developed by Genfleet Therapeutics; (b) PRT2527, a CDK9 inhibitor in Phase 1 dose escalation by Prelude Therapeutics; and (c) VIP152, a PTEFb/CDK9 inhibitor in early-stage clinical development by Vincerx Pharma, Inc.
We also expect that our product candidates, if approved, will compete against more established therapies, such as intensive chemotherapy and HMAs to treat AML and other agents to treat MYC-amplified solid tumors and other transcriptionally addicted cancers.
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
We could see a reduction or elimination in our commercial opportunity if other companies develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient to administer, are less expensive or with a more favorable label than any of our product candidates. These companies also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in their establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. Generic products are currently on the market for some of the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of companion diagnostics, the level of generic competition and the availability of reimbursement from government and other third-party payors.

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
We are conducting, and may in the future conduct, clinical trials for our product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.
We are currently conducting, and may in the future choose to conduct, clinical trials outside the United States, or include study sites outside the United States, including in Europe or Asia. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the sole basis of foreign data unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence; and (iii) the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Otherwise, for studies that are conducted at sites outside of the United States and not subject to an IND and which are intended to support a marketing application, the FDA requires the clinical trial to have been conducted in accordance with good clinical practice (GCP) requirements and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.
Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA grants regulatory approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion and reimbursement of the product candidate in those countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction could delay the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of foreign and domestic manufacturing facilities and products from May 2020 to July 2020, and thereafter resumed on-site inspections of manufacturing facilities subject to a risk-based prioritization system. Regulatory authorities outside the United States adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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
We may in the future seek an accelerated approval for one or more of our product candidates. The FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint, such as MRD-negative CR, or intermediate clinical endpoint that it determines is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. If granted, accelerated approval is usually contingent, or conditioned on the sponsor’s agreement to conduct additional post-approval confirmatory studies or extend one or more ongoing trials to capture additional endpoints to verify and describe the drug’s clinical benefit, and to report regularly to the FDA on the progress of such studies. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate FDA approval.
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

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling. on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the Inflation Reduction Act) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The Inflation Reduction Act also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.
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
For example, in July 2021, the Biden administration release an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, HHS release a Comprehensive Plain for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the Inflation Reduction Act, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the Inflation reduction Act will be implemented but it is likely to have a significant effect on the pharmaceutical industry. The Biden Administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. In addition, Congress is considering other health reform measures. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
We expect that the ACA, the IRA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to attain profitability or commercialize our product candidates.
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
We are subject to stringent and changing U.S. and foreign laws, regulations, rules, contractual obligations, policies, and other obligations related to data privacy and information security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; a disruption of our business operations; reputational hard; and other adverse business impacts.
In the ordinary course of business, we and the third parties upon whom we rely collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) a large quantity of personal data and sensitive data, including proprietary and confidential business data, trade secret, sensitive third-party data, and patient health data in connection with our preclinical studies, clinical trials and our employees, and are subject to data privacy and information security laws and regulations that apply to the collection, transmission, storage and use of personal data, which among other things, impose certain requirements relating to the privacy, security and transmission of personal data. We are also subject to obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, and contractual requirements, that apply to our processing of sensitive information or processing of sensitive information on our behalf. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards that may legally or contractually apply to us.
In the United States, there are numerous federal, state and local privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal data, including federal and state health information privacy laws, federal and state security breach notification laws, and federal, state and local consumer protection laws (such as Section 5 of the Federal Trade Commission Act) and other similar laws, to which we are or may become subject. In particular, regulations promulgated pursuant to HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), establish privacy and security standards that limit the use and disclosure of certain individually identifiable health data, or protected health data, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health data and ensure the confidentiality, integrity and availability of electronic protected health data. Determining whether protected health data has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. Further, if we fail to comply or are perceived to have not fully complied with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face significant administrative, civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.
In addition, the California Consumer Privacy Act of 2018 (CCPA) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA allows for statutory fines for noncompliance up to $7500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data maintained about California residents. In addition, the California Privacy Rights Acts of 2020 (CPRA), effective January 1, 2023, expands the CCPA. The CPRA established a new California Privacy Protection Agency to implement and enforce the CCPA (as amended), and adds a new right for individuals to correct their personal information. Other states, such as Colorado, Utah and Connecticut, have enacted data privacy laws and similar laws are also being considered in several other states, as well as at the federal and local levels. While these laws, like the CCPA, also exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts and may increase legal risk and compliance costs for us, the third parties upon whom we rely.
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
Certain jurisdictions, such as the EU, Switzerland and the UK, have enacted cross-border personal data transfers laws regulating personal data flows to third countries. In particular, the EEA and UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. The European Commission released a set of “Standard Contractual Clauses” that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual clauses are a valid mechanism to transfer personal data outside of the EEA. The Standard Contractual Clauses, however, are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. In addition, the Standard Contractual Clauses require parties that rely upon that legal mechanism to comply with additional obligations such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. In addition, laws in Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States of America that do not provide an adequate level of personal data protection. In addition to European restrictions on cross-border personal data transfers, other jurisdictions have enacted or are considering similar cross-border personal data transfer laws and local personal data residency laws, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border personal data transfers, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or elsewhere. Inability to import personal data to the United States may significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties subject to European and other data protection laws or requiring us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.
Our obligations related to data privacy and security are quickly becoming increasingly stringent and creating regulatory uncertainty. These obligations may be subject to differing applications and interpretations, which may be inconsistent among jurisdictions or in conflict. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources).
We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA require our partners to impose specific contractual restrictions on their own service providers. We publish privacy policies and notices and other statements regarding data privacy and security. If these policies, notices or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
These obligations may necessitate changes to our information technologies, systems, and practices and those of any third parties that process personal data on our behalf. In addition, these obligations may even require us to change our business model. We, or the third parties on which we rely, may at times fail (or be perceived to have failed) to do so. If we, or third parties on which we rely, fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials.
Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
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
We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and waste. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.
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
Risks Related to Our Intellectual Property
Our success depends in part on our ability to protect our intellectual property and our proprietary technologies.
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
In July 2020, we acquired a portfolio of selective, orally bioavailable small molecule SYK inhibitors from Gilead, including lanraplenib, pursuant to the Gilead Asset Purchase Agreement. We also have a non-exclusive worldwide right to certain patents under a license agreement with Harvard University that provides us with rights to use the SMM screen, which is a key component of our product engine. These agreements impose on us, and we expect that any future license or other agreements where we in-license or acquire intellectual property will impose on us, various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations.
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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may not cover our product candidates or may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review (PGR) and inter partes review (IPR), or other similar proceedings in the USPTO or foreign patent offices challenging our patent rights. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity of our patents, for example, we cannot be certain that there is no invalidating prior art, of which we or third parties from whom we acquired our patents, their counsel, and the patent examiner were unaware during prosecution. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found. There is also no assurance that there is not prior art of which we or third parties from whom we acquired patents and patent applications are aware, but which we or the third parties do not believe affects the validity or enforceability of a claim in our patents and patent applications, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us. Such loss of patent rights, loss of exclusivity or patent claims being narrowed, invalidated or held unenforceable could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
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
The effects of the COVID-19 pandemic and government measures taken in response previously had a significant impact on our CROs, and they have in the past faced disruptions and in the future may face further disruption as a result of a resurgence of COVID-19 or another health epidemic or pandemic which may affect our ability to initiate and complete our preclinical studies and ongoing and planned clinical trials.

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
If our collaboration with Genentech does not result in the successful discovery, development, and commercialization of product candidates or if it were to be terminated, our business could be adversely affected.
In January 2023, we entered into a Collaboration and License Agreement with Genentech to collaborate on two discovery research programs in oncology. We will lead discovery and research activities under the discovery research programs and will use our proprietary drug discovery platform, including our SMM screening platform, for hit finding. Following the completion of initial discovery and research activities, Genentech will have the exclusive right to pursue further preclinical and clinical development and commercialization of compounds identified in the discovery research programs and designated by Genentech (each, a Hit Program).
Under the agreement, we are eligible for milestone payments upon achievement of certain preclinical, clinical and regulatory (including first-sale) milestones, totaling up to $177.0 million for the first development candidate per Hit Program to achieve such milestone event, and are eligible to receive net sales milestones of up to an aggregate of $100.0 million for the first licensed product per Hit Program to achieve such milestone event. We are also eligible to receive tiered royalties in the low- to high-single digits on any products arising under the collaboration that are commercialized by Genentech.
Genentech has the right to terminate the agreement in its entirety, or with respect to a particular discovery research program or Hit Program, in its sole discretion, at any time by providing 60 days’ advance written notice to us.
If the discovery and research activities led by us for either discovery program do not produce any compounds that Genentech finds attractive, or if Genentech otherwise elects not to pursue further research or development of any compounds identified from such activities, we may have incurred significant research expenses for such program, depending on the point at which it was terminated, but will not be eligible to receive milestone or royalty payments related to such program. Additionally, if Genentech elects not to pursue development one or more Hit Programs, although we have certain rights in certain circumstances to progress such programs ourselves, with appropriate license grants from Genentech, we may not be able to negotiate suitable terms of such reversion, and therefore we may not be able to progress such programs ourselves. In addition, the perception of our drug discovery platform and our business could be materially and adversely affected, which in turn may make it difficult for us to attract new collaborators for such programs or additional programs based on our platform.
If Genentech elects to pursue further development of a compound in a Hit Program, we will be reliant on Genentech to successfully advance the compound into and through clinical development, and to obtain regulatory approval of and successfully commercialize the product, any of which may not occur for a multitude of reasons, and because Genentech will have exclusive rights to the compound and any related product, our ability to generate revenue from these compounds and any related products will depend in large part on Genentech. Genentech’s decisions or objectives in connection with the collaboration, including any commercialization activities, may not be consistent with our best interests. It is possible that Genentech could take actions that may be adverse to us, or it could halt, slow, or deprioritize its development and commercialization efforts under the collaboration. In any such instances, our business, financial condition, results of operations and prospects could be materially harmed.

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
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely for the foreseeable future, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that we may commercialize. In this regard, while we have purchased initial inventory of active pharmaceutical ingredients (APIs) and product candidates for lanraplenib from Gilead under the Gilead Asset Purchase Agreement, we will need to obtain further supplies of APIs and clinical drug supply for lanraplenib and KB-0742 from third-party manufacturers. We do not currently have arrangements in place for redundant supply for APIs or our clinical product candidates.
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
As of January 1, 2023, we had 97 full-time employees. As of January 1, 2019, we had nine full-time employees and since then, we have expanded our executive and leadership team with the additions of our Chief Medical Officer and Executive Vice President, Clinical Development, our Chief Scientific Officer, our Chief Operating Officer and General Counsel, our Chief Financial Officer, our Senior Vice President, Pharmaceutical Development and Manufacturing, and our Senior Vice President of Clinical Development. We expect to experience continued growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, research science, clinical operations, manufacturing, and regulatory affairs. In addition, we are building a self-sufficient accounting and finance group within our company, and have relied and continue to rely on a third-party accounting consulting firm to augment our internal accounting and finance function. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel.
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
If our information technology systems or data, or those of the third parties upon which we rely, are or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, regulatory investigations or actions, litigation, fines and penalties, interruptions to our operations such as our clinical trials, claims that we breached our data protection obligations, harm to our reputation, and a loss of future customers or sales and other adverse consequences.
In the ordinary course of business, we, or the third parties upon which we rely, may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) proprietary, confidential, and sensitive data (including but not limited to intellectual property, proprietary business information, clinical trial information, and personal data). We have also outsourced elements of our operations to third parties, and as a result we rely on a number of third-party contractors who have access to our proprietary, confidential, and sensitive data, including health-related data. We may share or receive sensitive data with or from third parties. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place.
Cyberattacks, malicious internet-based activity, and online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent, continue to rise, increasingly difficult to detect, and come from a variety of sources. In addition to traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel misconduct or error (such as theft or misuse), sophisticated nation-state and nation-state supported actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to conduct clinical trials. We, and the third parties on which we rely, may be subject to a variety of evolving threats, including but not limited to social engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, flood, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit, and in public locations.
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our (and third parties upon whom we rely) ability to operate our business or conduct clinical trials. Certain of our vendors have previously experienced specific instances of cyber events, including email compromise and wire fraud targeting payments to be made by us.

We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. While we have implemented security measures designed to protect against a security incident, there can be no assurance that these measures will be effective. We also take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate any vulnerabilities in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. These vulnerabilities pose material risks to our business.
Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to adverse impacts. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may impact our ability to conduct clinical trials or bring any approved products to market, and negatively impact our ability to grow and operate our business. There can be no assurance that limitations of liability in our contracts are sufficient to protect us from claims related to our data security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
Our operations, and those of our CROs, contract manufacturing organizations (CMOs) and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, epidemics and pandemics, bank failures, wars and other geopolitical conflicts (such as the Russia-initiated military action against Ukraine) and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax law. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. As a result of our private placements and other transactions that have occurred within the three years prior to and including our IPO, which we completed in October 2020, we may have experienced, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent issuances of our common stock or other shifts in our stock ownership. We anticipate incurring significant additional net losses for the foreseeable future, and our ability to utilize net operating loss carryforwards associated with any such losses to offset future taxable income may be limited to the extent we incur future ownership changes. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could adversely affect our future cash flows.
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
•the societal and economic impact of public health epidemics;
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
We are a non-accelerated filer.  For so long as we remain a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.
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
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about us, our business or our market, our stock price and/or trading volume could decline.
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
The global credit and financial markets have experienced extreme volatility and disruptions in the past. These disruptions can result in severely diminished liquidity and credit availability, increase in inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, higher inflation, bank failures, or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Our portfolio of corporate and government bonds could also be adversely impacted. Failure to secure any necessary financing in a timely manner and on favorable terms, or the inability to access our existing capital in the event of a failure in the U.S. banking system, could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn or rising inflation, which could directly affect our ability to attain our operating goals on schedule and on budget.

Other international and geo-political events could also have a serious adverse impact on our business. For instance, in February 2022 Russia initiated military action against Ukraine. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions. While we cannot predict the broader consequences, the conflict and retaliatory and counter-retaliatory actions could materially adversely affect global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.
Our business could be negatively impacted by environmental, social and corporate governance (ESG) matters or our reporting of such matters.
There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning ESG matters. We may be, or be perceived to be, not acting responsibly in connection with these matters, which could negatively impact us. For instance, the SEC has recently proposed climate change and ESG reporting requirements, which, if approved, would significantly increase our costs. In addition, we currently do not report our environmental emissions, and lack of reporting or future reporting could result in certain investors declining to invest in our common stock.
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
Holders of Common Stock
As of March 10, 2023, there were approximately 56 holders of record for our common stock.
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
Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and investments. As of December 31, 2022, we have used $19.4 million of the net proceeds from our IPO for working capital purposes.
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
Overview
We are an integrated discovery through clinical development biopharmaceutical company, with a focus on developing therapeutics that target the dysregulated transcription that causes cancer and other serious diseases. We are enrolling patients in clinical trials for two compounds. Our product engine, which includes our proprietary small molecule microarray (SMM) screening platform, provides us with the capability to map and target transcription regulatory networks (TRNs) in a differentiated manner to enable discovery of novel compounds and improve our ability to discover and optimize clinical development candidates. In addition to our own internal preclinical programs, we have entered into a collaboration agreement with Genentech, Inc., a member of the Roche Group (Genentech).
We are developing KB-0742, our internally discovered, oral cyclin dependent kinase 9 (CDK9) inhibitor, for the treatment of MYC-amplified and other transcriptionally addicted solid tumors. We have initiated the Phase 2 portion of our Phase 1/2 clinical trial. KB-0742 was generated from our optimization of a compound that was identified using our SMM platform.
We are also developing lanraplenib, our next generation orally-administered SYK inhibitor, and are in the dose escalation stage of our Phase 1b/2 clinical trial. This clinical trial will evaluate lanraplenib in combination with gilteritinib in patients with relapsed or refractory FLT3- mutated AML. Lanraplenib has multiple advantages over our first-generation SYK inhibitor, entospletinib. In November 2022, we announced the decision to close enrollment of our Phase 3 clinical trial of entospletinib in combination with intensive chemotherapy in patients with newly diagnosed NPM-1 mutated AML for strategic reasons, and study closure is anticipated in mid-2023.
In our research efforts, we are leveraging our product engine to drive multiple oncology discovery programs targeting dysregulated transcription factors and their associated TRNs. Some of the most powerful oncogenes in all of human cancer encode transcription factors: proteins that bind to specific DNA sequences on the genome and control how sets of genes are turned on and off. Transcription factors historically have been difficult to target in drug development because they are typically intrinsically disordered, adopting a functional structure only when assembled with a complex of cofactors in the nucleus on the genome. Transcription factors with aberrant expression or activity result in dysregulated TRNs, which are frequently responsible for reprogramming healthy cells into cancerous tumor cells. Therapeutically modulating dysregulated transcription factors requires a sophisticated and holistic approach due to their complexity and their regulation of complex TRNs in a context-dependent manner. Based on this work, in November 2021, we announced the advancement of two programs, one focused on the MYC TRN and one focused on the androgen receptor (AR) TRN, which we are continuing to advance.
In addition, in January 2023, we entered into a research collaboration with Genentech, focused on discovering and developing small-molecule drugs that modulate transcription factor targets selected by Genentech. Under the collaboration, we will leverage our proprietary drug discovery platform, including the small molecule microarray, for hit finding, to build upon research conducted by Genentech.

Since our formation, we have incurred significant operating losses, primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. Our net losses were $133.2 million and $151.1 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $396.2 million. As of December 31, 2022, we had $247.9 million of cash, cash equivalents and investments. We expect to continue to incur net losses for the foreseeable future, and we expect to continue to make significant investments in research and development, general and administrative and capital expenditures.

Strategic Agreements
Genentech Collaboration Agreement
On January 6, 2023, we entered into a Collaboration and License Agreement with Genentech, a member of the Roche Group. Pursuant to the agreement, the parties have agreed to initially collaborate on two discovery research programs in oncology, each focused on a designated transcription factor, to discover small-molecule GLP-Tox-ready candidates that modulate transcription factor targets selected by Genentech. Each discovery research program will primarily consist of (i) a mapping phase with the goal of identifying the transcription regulatory network for such designated transcription factor, and (ii) a screening phase having the goal of identifying and characterizing multiple screening hits suitable for nomination as a preclinical development program.
We will lead discovery and research activities under the discovery research programs and will use our proprietary drug discovery platform, including our SMM, for hit finding. Following the completion of initial discovery and research activities, Genentech will have the exclusive right to pursue further preclinical and clinical development and commercialization of compounds identified in the discovery research programs and designated by Genentech (each, a Hit Program).
In connection with the agreement, we received an upfront payment of $20.0 million from Genentech. In addition, we are eligible for additional milestone payments upon achievement of certain preclinical, clinical and regulatory (including first-sale) milestones, totaling up to $177.0 million for the first development candidate per hit program, and are eligible to receive net sales milestones of up to $100.0 million for the first licensed product per hit program. We are also eligible to receive tiered royalties in the low- to high-single digits on any products that are commercialized by Genentech as a result of the collaboration.
The term of the discovery research programs will be up to 24 months, which may be extended by six months at our option subject to satisfying certain conditions.
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
In consideration for the access to the services throughout the term of the Tempus Agreement, we have agreed to pay an annual minimum commitment of $1.5 million in year one, $2.0 million in year two, and $2.5 million in year three. Payments are made in quarterly installments. As of December 31, 2022, we have paid $1.1 million under the Tempus Agreement.
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

Gilead Asset Purchase Agreement
In July 2020, we entered into the Gilead Asset Purchase Agreement, pursuant to which we acquired certain assets from and assumed certain liabilities of Gilead related to lanraplenib or entospletinib, and patents and other intellectual property covering or related to the development, manufacture and commercialization of lanraplenib or entospletinib.
In consideration for such assets, on the date of the Gilead Asset Purchase Agreement, we made a $3.0 million upfront cash payment and issued a $3.0 million principal amount convertible promissory note, which was settled in exchange for 188,567 shares of common stock in connection with the closing of our IPO at a settlement price of $16.15 per share. We also made a $0.7 million payment to reimburse Gilead for certain liabilities we assumed pursuant to the Gilead Asset Purchase Agreement. In addition, we are required to make milestone payments upon successful achievement of certain regulatory and sales milestones for lanraplenib, entospletinib and other SYK inhibitor compounds covered by the patent rights acquired pursuant to the Gilead Asset Purchase Agreement and developed by us as a back-up to entospletinib or lanraplenib (Other Compounds). Upon successful completion of certain regulatory milestones in the United States, European Union and United Kingdom for lanraplenib, entospletinib and any Other Compounds, across up to two distinct indications, we will be required to pay to Gilead an aggregate total of $51.3 million. Upon achieving certain thresholds for the aggregate annual net sales of lanraplenib, entospletinib, and any Other Compounds combined, we would owe to Gilead potential milestone payments totaling $115.0 million. For the year ended December 31, 2022, there have been no milestone payments made to Gilead. As of December 31, 2021, we made a $29.0 million milestone payment to Gilead which became payable upon initiation of our registrational Phase 3 clinical trial of entospletinib in combination with induction chemotherapy in acute myeloid leukemia patients with NPM1 mutations.
Gilead is also eligible to receive (i) tiered marginal royalties ranging from high-single digits to the mid-teens on annual worldwide net sales of lanraplenib, (ii) tiered marginal royalties ranging from the very low-teens to high-teens on annual worldwide net sales of entospletinib, and (iii) tiered marginal royalties ranging from the low single digits to mid-single digits on annual worldwide net sales of any Other Compounds. The royalties in the foregoing clauses are subject to reduction, on a country-by-country basis, for products not covered by certain claims within the assigned patents, for generic entry and, in the case of lanraplenib and entospletinib, for any royalties paid for future licenses of third-party intellectual property required to develop or commercialize lanraplenib or entospletinib. Our royalty obligation with respect to a given product in a given country begins upon the first commercial sale of such product in such country and ends on the latest of (i) expiration of the last claim of a defined set of the assigned patent rights covering such product in such country, (ii) loss of exclusive data or marketing rights to such product in such country or (iii) 10 years from the first commercial sale of such product in such country.
Under the Gilead Asset Purchase Agreement, we are required to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize either lanraplenib or entospletinib.

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
•the scope, rate of progress, and results of our preclinical development activities;
•per patient trial costs;
•the number of trials required for approval;
•the number of sites included in the trials;
•the number of patients that participate in the trials;
•the countries in which the trials are conducted;
•uncertainties in clinical trial design and patient enrollment or drop out or discontinuation rates;
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
•the impact of any business interruptions to our operations or to those of the third parties with whom we work; and
•maintaining a continued acceptable safety profile of our product candidates following approval, if any, of our product candidates.
A change in the outcome of any of these variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate.
We expect to continue to make significant investments into research and development for the foreseeable future as we continue to identify and develop additional product candidates and as more of our product candidates move into later stages of clinical development, which typically have higher development costs than those in earlier stages of clinical development due to the increased size and duration of later-stage clinical trials.
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
We expect to maintain the general and administrative function for the foreseeable future to support personnel in research and development and to support our operations generally as we execute on our research and development activities. We also expect to continue to incur expenses associated with operating as a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, and investor and public relations costs.
Interest and Other Income, Net
Interest and other income, net primarily consists of interest earned on our cash, cash equivalents and investments.
Results of Operations

Comparison of Years Ended December 31, 2022 and 2021
The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Change
	2022	2021	2022 vs 2021
	(in thousands)
Operating expenses:
Research and development	$93,715	$112,903	$(19,188)
General and administrative	43,400	38,495	4,905
Total operating expenses	137,115	151,398	(14,283)
Loss from operations	(137,115)	(151,398)	14,283
Other income (expense), net:
Interest and other income, net	3,911	320	3,591
Total other income (expense), net	3,911	320	3,591
Net loss	$(133,204)	$(151,078)	$17,874
Research and Development Expenses
The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Change
	2022	2021	2022 vs 2021
	(in thousands)
Direct Costs(1)	$50,142	$74,640	$(24,498)
Indirect Costs:
Personnel	35,734	30,819	4,915
Facilities, depreciation and other expenses(1)	7,839	7,444	395
Total research and development expenses	$93,715	$112,903	$(19,188)
(1) Certain costs have been reclassified from Facilities, depreciation and other expenses to Direct Costs, and the prior period amounts have been adjusted by $6.1 million for comparison purposes.

Research and development expenses were $93.7 million for the year ended December 31, 2022, compared to $112.9 million for the year ended December 31, 2021. The decrease of $19.2 million was primarily due to a decrease in Direct Costs related to a $29.0 million milestone payment in prior year with no associated milestone payment in the current year, partially offset by an increase in outside and consulting research expenses of $5.0 million related to an increase in research and development activities and increases in personnel costs of $3.2 million and stock-based compensation of $1.8 million, both of which are primarily attributable to increased research and development personnel headcount.
General and Administrative Expenses
General and administrative expenses were $43.4 million for the year ended December 31, 2022 compared to $38.5 million for the year ended December 31, 2021. The increase of $4.9 million was primarily due to an increase in stock-based compensation of $3.1 million and an increase of $2.4 million in personnel costs, both of which are primarily attributable to increased general and administrative personnel headcount. The increase in general and administrative expenses was partially offset by a decrease of $0.9 million in professional fees, primarily attributable to lower insurance, legal and outside consultant costs.
Interest and Other Income, Net
Interest and other income, net was $3.9 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively. The $3.6 million increase was due to higher interest rates during the twelve months ended December 31, 2022.

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
As of December 31, 2022, we had cash, cash equivalents and investments of $247.9 million. We expect that our cash, cash equivalents and investments as of December 31, 2022, will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2025.
Material Cash Requirements
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related KB-0742 and lanraplenib, the wind-down of the entospletinib trial and our other research efforts, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
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

Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2022	2021
	(in thousands)
Cash used in operating activities	$(90,926)	$(117,924)
Cash provided by (used in) investing activities	(32,222)	63,724
Cash provided by financing activities	851	4,460
Net decrease in cash and cash equivalents	$(122,297)	$(49,740)
Operating Activities
During the year ended December 31, 2022, cash used in operating activities was $90.9 million, which was primarily attributable to our net loss of $133.2 million and $6.2 million net cash provided by changes in our operating assets and liabilities, partially offset by non-cash charges of $36.1 million. The non-cash charges consisted of $31.1 million of stock-based compensation, $2.2 million of noncash lease expense, $2.3 million of depreciation and amortization, and $1.0 million change in accrued interest on marketable securities, partially offset by a decrease related to net amortization and accretion of investment securities of $0.5 million. Net cash provided by changes in our operating assets and liabilities during the year ended December 31, 2022 consisted of a decrease of $2.7 million in right of use assets and liabilities, a decrease of $1.1 million in other long term assets, partially offset by, an increase of $1.6 million in prepaid and other current assets and an increase in accounts payable and accrued expenses of $8.2 million. The decrease in right of use assets was the result of regular amortization. The increase in accounts payable and accrued expenses was primarily due to increases in accrued compensation and external research and development costs.
During the year ended December 31, 2021, cash used in operating activities was $117.9 million, which was primarily attributable to our net loss of $151.1 million, partially offset by non-cash charges of $34.8 million. The non-cash charges primarily consisted of $26.2 million in stock-based compensation, net amortization and accretion of investment securities of $4.0 million, noncash lease expense of $2.1 million, depreciation and amortization of $2.0 million, and cash used by changes in our operating assets and liabilities of $1.6 million. Net cash used by changes in our operating assets and liabilities of $1.6 million during the year ended December 31, 2021 consisted of a decrease of $2.3 million in other liabilities and a decrease of $1.0 million in prepaid and other current assets partially offset by a net increase in accounts payable and accrued expenses of $1.6 million and an increase of $0.1 million in other assets. The decrease in other liabilities was primarily the result of an decrease in the unvested early exercised share liability. The net increase in accounts payable and accrued expenses was largely due to increases in accrued compensation and external research and development costs
Investing Activities
During the year ended December 31, 2022, cash used in investing activities was $32.2 million, consisting of $366.6 million of net purchases of marketable securities and $0.6 million of purchases of property and equipment, partially offset by $335.0 million in maturities of marketable securities.
During the year ended December 31, 2021, cash provided by investing activities was $63.7 million, consisting of $226.2 million in maturities of marketable securities, partially offset by net investment purchases of $158.3 million and $4.3 million for the purchase of property and equipment.
Financing Activities
During the year ended December 31, 2022, net cash provided by financing activities was $0.9 million, consisting primarily of net proceeds from the issuance of common stock upon vesting and exercise of options of $0.5 million and issuance of common stock under the employee stock purchase plan of $0.4 million.
During the year ended December 31, 2021, net cash provided by financing activities was $4.5 million, consisting primarily of net proceeds from the issuance of common stock upon vesting and exercise of options of $3.1 million and issuance of common stock under the employee stock purchase of $1.3 million.

Contractual Obligations and Commitments
In March 2020, we entered into a lease agreement for our research and development operations facility at 301 Binney Street, Cambridge, Massachusetts (Cambridge facility). The initial annual base rent was $4.1 million with rent payments escalating 3.0% annually after the initial 12 payments. As discussed in Note 2, we executed a letter of credit for $2.0 million in connection with the lease. The remaining lease term is 8.2 years.
In February 2021, we entered into a new lease agreement for our office space in San Mateo, California, in order to move from our former suites to a single, larger suite totaling 17,340 square-feet, and relocated in the third quarter of 2021. We accounted for this change in lease term of the original suites as a modification of the originally amended lease.
The initial annual base rent for the San Mateo facility was $1.2 million, and such amount will increase by 3% annually on each anniversary of the new premises commencement date. In connection with the larger space leased, we also made an additional one-time cash security deposit in the amount of $59,000, bringing our total security deposit to $0.1 million. The new lease commenced in April 2021 while tenant improvements were being made and the new lease agreement extended the termination date from April 30, 2025 to August 31, 2026.
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
While our significant accounting policies and estimates are described in more detail in the notes to our financial statements included elsewhere in this Annual Report on Form 10-K, we consider the assumptions and estimates associated with accrued research and development expenditures and stock-based compensation to have the most significant impact on our financial statements and therefore we consider these to be our critical accounting policies and estimates.

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
•Expected Volatility—The expected volatility for the years ended December 31, 2022 and 2021 is estimated based on the average historical volatilities of common stock of comparable publicly traded entities over a period equal to the expected term of the stock option grants. The comparable companies are chosen based on their size, stage in the product development cycle or area of specialty. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.
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
See Note 9 to our financial statements included elsewhere in this Annual Report to Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option-pricing model to determine the estimated fair value of our stock options granted in the years ended December 31, 2022 and 2021.
Recently Issued and Adopted Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is provided in Note 2 to our financial statements included elsewhere in Item 8 of Part II of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our cash equivalents and investments as of December 31, 2022 consist of money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. A one percent change in the interest rates in effect on December 31, 2022, would not have had a material effect on the fair market value of our cash equivalents and investments.
Foreign Currency Exchange Risk
All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that permit us to satisfy our payment obligations in U.S. dollars (at prevailing exchange rates) but have underlying payment obligations denominated in foreign currencies, primarily including the Euro and GBP. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not had a formal hedging program with respect to foreign currency. A one percent increase or decrease in exchange rates at December 31, 2022 would not have had a material effect on our financial statements.
Inflation Risk
Inflation generally affects us by increasing our costs of labor, goods, and services. We do not believe that inflation had, or that an immediate one percent change in inflation would have had, a material effect on our financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Kronos Bio, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Kronos Bio, Inc., (the Company) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
Critical Audit Matter
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
San Mateo, California
March 15, 2023

KRONOS BIO, INC.
Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$75,973	$198,270
Short-term investments	162,212	141,239
Prepaid expenses and other current assets	6,106	8,045
Total current assets	244,291	347,554
Long-term investments	9,762	—
Property and equipment, net	12,985	14,880
Operating lease right-of-use assets	24,707	26,904
Restricted cash	2,026	2,026
Other noncurrent assets	1,167	112
Total assets	$294,938	$391,476
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$5,047	$998
Accrued expenses	12,963	9,063
Current portion of operating lease liabilities	2,347	2,109
Current portion of other liabilities	1,129	1,456
Total current liabilities	21,486	13,626
Noncurrent operating lease liabilities	28,744	31,653
Other noncurrent liabilities	209	1,100
Total liabilities	50,439	46,379
Commitments and contingencies (Note 13)
Stockholder's equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued and outstanding
Common stock, $0.001 par value, 200,000,000 shares authorized as of December 31, 2022 and 2021; 56,967,436 and 55,703,327 shares issued and outstanding as of December 31, 2022 and 2021, respectively.	57	56
Additional paid-in capital	641,422	608,064
Accumulated deficit	(396,188)	(262,984)
Accumulated other comprehensive income (loss)	(792)	(39)
Total stockholders' equity (deficit)	244,499	345,097
Total liabilities and stockholders’ equity (deficit)	$294,938	$391,476

The accompanying notes are an integral part of these financial statements.

KRONOS BIO, INC.
Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021
Operating expenses:
Research and development	$93,715	$112,903
General and administrative	43,400	38,495
Total operating expenses	137,115	151,398
Loss from operations	(137,115)	(151,398)
Other income (expense), net:
Interest and other income, net	3,911	320
Total other income (expense), net	3,911	320
Net loss	(133,204)	(151,078)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	(753)	(20)
Net comprehensive loss	$(133,957)	$(151,098)
Net loss per share, basic and diluted	$(2.37)	$(2.76)
Weighted-average number of shares used to compute net loss per share, basic and diluted	56,201,398	54,753,599
The accompanying notes are an integral part of these financial statements.

KRONOS BIO, INC.
Statement of Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2020	54,073,901	$54	$577,390	$(19)	$(111,906)	$465,519
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	1,533,703	2	3,125	—	—	3,127
Stock-based compensation expense	—	—	26,211	—	—	26,211
Employee stock purchase plan	95,723	—	1,338	—	—	1,338
Net unrealized gain (loss) on available-for-sale securities	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(151,078)	(151,078)
Balance at December 31, 2021	55,703,327	$56	$608,064	$(39)	$(262,984)	$345,097
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	1,003,344	1	1,833	—	—	1,834
Stock-based compensation expense	—	—	31,145	—	—	31,145
Employee stock purchase plan	260,765	—	380	—	—	380
Net unrealized gain (loss) on available-for-sale securities	—	—	—	(753)	—	(753)
Net loss	—	—	—	—	(133,204)	(133,204)
Balance at December 31, 2022	56,967,436	$57	$641,422	$(792)	$(396,188)	$244,499
The accompanying notes are an integral part of these financial statements.

KRONOS BIO, INC.
Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(133,204)	$(151,078)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,266	1,977
Net amortization/accretion on available-for-sale securities	(533)	3,997
Change in accrued interest on available-for-sale securities	1,025	485
Stock-based compensation expense	31,145	26,211
Noncash lease expense	2,197	2,104
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,605	(975)
Other long-term assets	(1,055)	54
Accounts payable	4,025	(3,195)
Accrued expenses	4,130	4,786
Right-of-use operating assets and liabilities, net	(2,671)	19
Other liabilities	144	(2,309)
Net cash provided by (used in) operating activities	(90,926)	(117,924)

Cash flows from investing activities:
Purchase of property and equipment	(577)	(4,260)
Purchase of marketable securities	(367,124)	(177,734)
Maturities of marketable securities	334,979	226,245
Sale of marketable securities	500	19,473
Net cash provided by (used in) investing activities	(32,222)	63,724

Cash flows from financing activities:
Principal payments on finance lease	—	(5)
Proceeds from issuance of common stock upon exercise of stock options	471	3,127
Proceeds from issuance of common stock under the employee stock purchase plan	380	1,338
Net cash provided by (used in) financing activities	851	4,460

Net increase (decrease) in cash and cash equivalents	(122,297)	(49,740)
Cash, cash equivalents and restricted cash at beginning of period	200,296	250,036
Cash, cash equivalents and restricted cash at end of period	$77,999	$200,296

Supplemental disclosures of non-cash activities:
Property and equipment additions included in accounts payable and accrued expenses	$20	$226
Reduction of right-of-use asset due to modification	$—	$(1,741)
Right-of-use asset obtained in exchange for operating lease liability	$—	$3,764

Cash and cash equivalents at end of period	$75,973	$198,270
Restricted cash at end of period	2,026	2,026
Cash, cash equivalents and restricted cash at end of period	$77,999	$200,296
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
Need for Additional Capital
The Company has incurred net losses since its inception and expects to continue to generate net losses for the foreseeable future. The Company’s ultimate success depends on the outcome of its research and development activities. The Company had cash, cash equivalents and investments of $247.9 million as of December 31, 2022. Since inception through December 31, 2022, the Company has incurred a cumulative net operating loss of $396.2 million. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital.
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

KRONOS BIO, INC.
Notes to Financial Statements
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
Restricted Cash
The Company has deposited cash of $2.0 million as of December 31, 2022 and 2021 to secure a letter of credit in connection with the lease of the Cambridge facility (see Note 13). The Company has classified the restricted cash as a noncurrent asset on its balance sheets.
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
The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on maturities and concentration by type and issuer. The Company maintains cash balances in excess of amounts insured by the FDIC and concentrated within a limited number of financial institutions. The accounts are monitored by management and management believes that the financial institutions are financially sound, and, accordingly, minimal credit risk exists with respect to these financial institutions. As of December 31, 2022 and 2021, the Company has not experienced any credit losses in such accounts or investments.

KRONOS BIO, INC.
Notes to Financial Statements
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
Unrealized gains and losses are excluded from earnings and are reported as components of comprehensive loss. The Company periodically evaluates whether declines in fair values of its available-for-sale securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the available-for-sale security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or whether it is more likely than not that it will be required to sell any available-for-sale security before recovery of its amortized cost basis. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in interest and other income, net. Interest income on investments is included in interest and other income, net on the Company’s statements of operations and comprehensive loss.
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
As of December 31, 2022 and 2021, the Company recorded financial assets requiring fair value measurement. The financial assets include cash equivalents and investments. There were no financial liabilities requiring fair value measurement as of December 31, 2022 and 2021.

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
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments and initial direct costs incurred, net of lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company elected to exclude from its balance sheets recognition of leases having a term of 12 months or less (short-term leases) and elected to not separate lease components and non-lease components for its long-term real-estate leases.
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

KRONOS BIO, INC.
Notes to Financial Statements
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
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2022 and 2021, other comprehensive loss consisted of unrealized gains and losses from available-for-sale securities.
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
Recent Accounting Pronouncements
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
The Company continues to monitor new accounting pronouncements issued by the FASB and does not believe any accounting pronouncements issued through the date of this report will have a material impact on the Company's consolidated financial statements.
3.FAIR VALUE MEASUREMENTS
The Company follows authoritative accounting guidance, which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is an exit price,

KRONOS BIO, INC.
Notes to Financial Statements
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
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of December 31, 2022 and 2021 were as follows:

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
		(in thousands)
Financial Assets:
Money market funds	$49,003	$—	$—	$49,003
Certificates of deposit	490	—	—	490
Commercial paper	—	1,667		1,667
Corporate bonds	—	30,657	—	30,657
U.S. agency securities	—	13,000	—	13,000
U.S. treasury securities	138,734	—	—	138,734
Total financial assets	$188,227	$45,324	$—	$233,551

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Financial Assets:
Money market funds	$188,923	$—	$—	$188,923
Corporate bonds	—	63,620	—	63,620
U.S. treasury securities	79,394	—	—	79,394
Total financial assets	$268,317	$63,620	$—	$331,937
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
The Company did not have any financial assets or liabilities as of December 31, 2022 and 2021 that required Level 3 inputs.

KRONOS BIO, INC.
Notes to Financial Statements
4.INVESTMENTS
The fair value and amortized cost of available-for-sale securities by major security type as of December 31, 2022 and 2021 were as follows:

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
		(in thousands)
Money market funds	$49,003	$—	$—	$49,003
Certificates of deposit	490	—	—	490
Commercial paper	1,667	—	—	1,667
Corporate bonds	30,683	3	(29)	30,657
U.S. agency securities	13,024	—	(24)	13,000
U.S. treasury securities	139,477	4	(747)	138,734
Total cash equivalents and investments	$234,344	$7	$(800)	$233,551

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$188,923	$—	$—	$188,923
Corporate bonds	63,647	2	(29)	63,620
U.S. treasury securities	79,406	—	(12)	79,394
Total cash equivalents and investments	$331,976	$2	$(41)	$331,937
Marketable securities that had been in unrealized loss positions as of December 31, 2022 and 2021 were in an unrealized loss position for less than twelve months.

KRONOS BIO, INC.
Notes to Financial Statements

These available-for-sale debt securities were classified on the Company’s balance sheets as of December 31, 2022 and 2021 as:

	Fair Value
	December 31,
	2022	2021
	(in thousands)
Cash equivalents	$61,577	$190,698
Short-term investments	162,212	141,239
Long-term investments	9,762	—
Total cash equivalents and investments	$233,551	$331,937
The fair values of available-for-sale securities by contractual maturity as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
	(in thousands)
Due in 1 year or less	$174,786	$143,014
Due in 1 to 2 years	9,762	—
Total	$184,548	$143,014
As of December 31, 2022 and 2021, the remaining contractual maturities of available-for-sale securities were less than two years, respectively. There have been no significant realized losses on available-for-sale securities for any of the periods presented in the accompanying financial statements. As of December 31, 2022 and 2021, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that it is more likely than not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors. To date, the Company has not recorded any impairment charges on available-for-sale securities.
5.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
	(in thousands)
Accrued interest on short-term available-for-sale securities	$572	$816
Prepaid equipment service contracts	289	360
Prepaid external research and development and outside services	2,276	3,074
Prepaid software	905	624
Prepaid insurance	1,630	2,644
Other prepaid expenses	434	527
Total prepaid expenses and other current assets	$6,106	$8,045

KRONOS BIO, INC.
Notes to Financial Statements
6.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
	(in thousands)
Property and equipment:
Lab equipment	$8,475	$8,164
Leasehold improvements	9,348	9,335
Furniture and fixtures	619	596
Computer equipment	58	44
Total property and equipment	18,500	18,139
Less: Accumulated depreciation and amortization	(5,515)	(3,259)
Total property and equipment, net	$12,985	$14,880

Depreciation and amortization expense was $2.3 million and $2.0 million for the years ended December 31, 2022 and 2021, respectively.
7.ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LIABILITIES
Accrued expenses consisted of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
	(in thousands)
Accrued compensation	$4,277	$4,570
External research and development	7,694	2,655
Accrued outside services	945	1,598
Accrued taxes	40	—
Other accrued expenses	7	240
Total accrued expenses	$12,963	$9,063
Current portion of other liabilities consist of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
	(in thousands)
Current portion of unvested early exercised share liability	891	1,364
ESPP withholdings	238	92
Total current portion of other liabilities	$1,129	$1,456
8.STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock
Pursuant to the Amended and Restated Certificate of Incorporation filed on October 14, 2020, as amended, the Company is authorized to issue a total of 10,000,000 shares of undesignated preferred stock, par value $0.001, of which no shares were issued or outstanding as of December 31, 2022 and 2021.
Common Stock
Pursuant to the Company’s amended and restated certificate of incorporation filed on October 14, 2020, as amended, the Company is authorized to issue a total of 200,000,000 shares of its common stock, par value

KRONOS BIO, INC.
Notes to Financial Statements
$0.001. As of December 31, 2022 and 2021, there were 56,967,436 and 55,703,327 shares issued and outstanding, respectively.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders. Subject to the rights of the Preferred Stock, holders of the Company’s common stock are entitled to receive dividends, as may be declared by the Board of Directors. As of December 31, 2022, no dividends have been declared to date.
9.     STOCK-BASED COMPENSATION
2020 Equity Incentive Plan
In October 2020, the Company adopted its 2020 Equity Incentive Plan (the 2020 Plan) which replaced the 2017 Equity Incentive Plan (Prior Plan) upon completion of the IPO. The 2020 Plan provides for the grant of incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, directors, and consultants of the Company. Under the 2020 Plan, the maximum number of shares of common stock that may be issued increased to 11,938,152 shares. The number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase each year for a period of ten years, beginning in 2021 and continuing through 2030, in an amount equal to (1) 5.0% of the total numbers of shares of the Company’s common stock outstanding on December 31st of the immediately preceding year, or (2) a lesser number of shares determined by the Board of Directors no later than December 31st of the immediately preceding year. As a result of the automatic annual increases, the maximum number of shares of common stock that may be issued under the 2020 Plan as of December 31, 2022 was 17,568,821 shares.
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
As of December 31, 2022 and 2021, there were 4,098,939 and 4,647,580 shares, respectively, reserved by the Company under the 2020 Plan for the future issuance of equity awards.

Stock Option Valuation
The Company estimates the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model. This model requires the use of assumptions to determine the fair value of stock-based awards, including:
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

KRONOS BIO, INC.
Notes to Financial Statements
•Expected Volatility—The expected volatility for the years ended December 31, 2022 and 2021 is estimated based on the average historical volatilities of common stock of comparable publicly traded entities over a period equal to the expected term of the stock option grants. The comparable companies are chosen based on their size, stage in the product development cycle or area of specialty. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.
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
The Black-Scholes option-pricing model assumptions that the Company used to determine the grant-date fair value of stock options for the years ended December 31, 2022 and 2021 were as follows, presented on a weighted-average basis:

	Year Ended December 31,
	2022	2021
Fair value of common stock per share	$6.48	$25.99
Expected term (in years)	5.91	6.01
Expected volatility	78.21%	85.26%
Risk-free interest rate	2.28%	0.90%
Expected dividend	—%	—%
The weighted-average grant-date fair value per share of stock options granted, using the assumptions listed above, was $5.57 and $18.52, during the years ended December 31, 2022 and 2021, respectively.

Stock Options
Stock option activity under the 2020 Plan as of December 31, 2022 is summarized as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance at December 31, 2021	6,590,400	$14.33
Granted	2,730,338	6.48
Forfeited	(1,192,074)	18.54
Exercised	(673,999)	2.72
Balance at December 31, 2022	7,454,665	$11.83	7.69	$54
Exercisable at December 31, 2022	3,394,398	$11.94	7.38	$53
Unvested and expected to vest at December 31, 2022	4,060,267	$11.75	7.94	$1

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on December 31, 2022. The intrinsic value of options exercised for the years ended December 31, 2022 and 2021 was $2.0 million and $23.8 million, respectively,

KRONOS BIO, INC.
Notes to Financial Statements
determined as of the applicable date of exercise. There was no future tax benefit related to options exercised, as the Company had accumulated net operating losses as of December 31, 2022 and December 31, 2021.
For the years ended December 31, 2022 and 2021 total stock-based compensation related to stock options was classified in the Company’s statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Research and development expenses	$8,464	$7,753
General and administrative expenses	10,414	8,406
Total stock-based compensation expense	$18,878	$16,159
As of December 31, 2022 and 2021, there was $35.4 million and $49.9 million of unrecognized stock-based compensation related to stock options, respectively, which is expected to be recognized over a weighted average period of 2.25 and 2.93 years, respectively.
2020 Employee Stock Purchase Plan
In October 2020, the Company adopted its 2020 Employee Stock Purchase Plan (ESPP), which initially reserved 688,000 shares of the Company’s common stock for employee purchase under terms and provisions established by the Board of Directors. The number of shares of our common stock reserved for issuance under the ESPP automatically increases in 2021 and continuing through 2030, by the lesser of (i) 1.0% of the total number of shares of common stock outstanding on December 31st of the immediately preceding year, and (ii) 1,376,000 shares, except before the date of any increase, the Board of Directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Effective January 1, 2022 and 2021, the number of shares authorized under the ESPP for employee purchases increased by 565,798 and 560,335 shares, respectively. The ESPP is intended to qualify as an ‘employee stock purchase plan’ under Section 423 of the Internal Revenue Code. Under the current offering adopted pursuant the ESPP, each offering period shall not exceed 27 months, with shorter duration purchase periods within each offering. Employees are eligible to participate if they are employed by the Company for at least 20 hours per week and more than five months of the year. The Company issued and sold 260,765 and 95,723 shares of common stock under the ESPP during the years ended December 31, 2022 and 2021. The Company has 1,553,368 shares reserved for future issuance under the ESPP as of December 31, 2022.
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
The fair values of the rights granted under the ESPP were calculated using the following assumptions:

Year Ended December 31,
	2022	2021
Expected term (in years)	0.49 - 2.00	0.50 - 2.00
Expected volatility	56.55% - 87.15%	71.67% - 94.85%
Risk-free interest rate	0.22% - 2.84%	0.05% - 0.25%
Dividend yield	—%	—%

KRONOS BIO, INC.
Notes to Financial Statements
For the years ended December 31, 2022 and 2021, total stock-based compensation related to the ESPP was $1.1 million and $1.4 million, respectively, with $0.3 million and $0.3 million, respectively, recorded in general and administrative expenses and $0.8 million and $1.1 million, respectively, recorded in research and development expenses in the statements of operations and comprehensive loss.
Restricted Stock
Restricted stock awards and units as of December 31, 2022 are summarized as follows:

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Unvested at December 31, 2021	787,719	$26.88
Granted - restricted stock units	2,061,081	5.50
Vested and converted to shares	(329,345)	27.51
Forfeited	(221,710)	11.50
Unvested at December 31, 2022	2,297,745	$9.18	1.58	$3,722
Vested and expected to vest at December 31, 2022	2,297,745	$9.18	1.58	$3,722
The Company recorded stock-based compensation expense for the RSAs of $0.1 million and $0.1 million in general and administrative expenses and zero and $5,000 in research and development expenses in the statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there was $0.2 million of unrecognized stock-based compensation related to RSAs, which is expected to be recognized over a weighted average period of 1.58 years.
The total grant date fair value for RSAs vested during the years ended December 31, 2022 and 2021 was $0.1 million and $0.2 million, respectively.
For the years ended December 31, 2022 and 2021, the Company issued 2,061,081 and 347,267, restricted stock units (RSUs), respectively, to executive officers and non-executive employees pursuant to the 2020 Plan. These RSUs have a three year vest period and in order to vest, the holder is required to provide service to the Company.
The Company recognized $11.0 million of stock-based compensation expense related to the RSUs for the year ended December 31, 2022, of which $5.7 million and $5.3 million are recorded in research and development and general and administrative expenses, respectively, in the current year statement of operations and comprehensive loss. The Company recognized $8.5 million of stock-based compensation expense related to the RSUs for the year ended December 31, 2021, of which $4.1 million and $4.4 million are recorded in research and development and general and administrative expenses, respectively, in the current year statement of operations and comprehensive loss.
As of December 31, 2022, there was $15.7 million of unrecognized stock-based compensation related to RSUs, which is expected to be recognized over a weighted average period of 1.32 years. As of December 31, 2022 and 2021, 295,053 and 188,470 RSUs have vested, respectively.

KRONOS BIO, INC.
Notes to Financial Statements
Stock-Based Compensation Summary
Total stock-based compensation expense was classified in the Company’s statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021 as follows for stock options, RSAs, RSUs, and ESPP:

	Year Ended December 31,
	2022	2021
	(in thousands)
Research and development expenses	$14,974	$12,961
General and administrative expenses	16,171	13,250
Total stock-based compensation expense	$31,145	$26,211

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
The deposits received are initially recorded in current portion of other liabilities and other noncurrent liabilities for the noncurrent portion. The liabilities are reclassified to common stock and paid-in capital as the repurchase right lapses. During the years ended December 31, 2022 and 2021, there have been no early exercised options. At December 31, 2022 and 2021, there was $0.9 million and $1.4 million recorded in current portion of other liabilities, and $0.2 million and $1.1 million recorded in other noncurrent liabilities, respectively, related to shares held by employees and nonemployees that were subject to repurchase.
10.    INCOME TAXES
The Company recorded a small amount of income tax expense related to state minimum taxes for the year ended December 31, 2022 and did not record any income tax expense for the years ended December 31, 2021. The Company has incurred net operating losses for all the periods presented and has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements. The Company has recorded a full valuation allowance against all of its deferred tax assets as it is not more likely than not that such assets will be realized in the near future.
Reconciliation of the income tax expense calculated at the statutory rate to our zero expense for income taxes for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Tax benefit at federal statutory rate	$(27,973)	$(31,726)
State taxes	(5,017)	(7,138)
Research tax credits	(15,012)	(597)
Change in valuation allowance	42,664	38,846
Stock based compensation	5,181	1,212
Other	157	(597)
Expense/(Benefit) for income taxes	$—	$—

KRONOS BIO, INC.
Notes to Financial Statements
The Company’s deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets or liabilities for financial reporting purposes and the amounts used for income tax purposes as of December 31, 2022 and 2021. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Lease liabilities	$7,948	$8,750
Stock-based compensation	4,755	2,777
Accrued compensation	1,093	1,320
Net operating loss carryforwards	58,628	52,052
Tax credit carryforwards	15,963	1,296
Capitalized Research and Development Cost	18,857	—
Other	17	—
Total deferred tax assets	107,261	66,195
Valuation allowance	(100,656)	(58,713)
Net deferred tax assets	6,605	7,482
Deferred tax liabilities:
Right-of-use assets	(6,316)	(6,973)
Fixed assets and intangibles	(289)	(509)
Total deferred tax liabilities	(6,605)	(7,482)
Net deferred tax assets	$—	$—
The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. The Company assesses its past earnings history, income tax planning and projections of future net income when determining whether it is more likely than not future tax benefits will be realized. Based on the Company’s history of losses, the Company has maintained a full valuation allowance of approximately $100.7 million and $58.7 million for the years ended December 31, 2022 and 2021, respectively. The change in valuation allowance of $41.9 million is due to increases in net operating losses and other deferred tax assets due to current year activity.
The following table sets forth the Company’s federal and state net operating loss and research credit carryforwards as of December 31, 2022:

	Amount	Expiration
	(in thousands)
Net operating losses, federal	$229,617	Indefinite
Net operating losses, federal	$601	2037
Net operating losses, state	$162,694	2037-2042
Tax credits, federal	$13,775	2037-2042
Tax credits, state	6,358	2037
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

KRONOS BIO, INC.
Notes to Financial Statements
The Company applies the provisions of ASC Topic 740 to account for uncertain income tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Balance at beginning of the year	$246	$141
Additions based on tax positions related to the current year	1,993	105
Additions to tax positions of prior years	796	—
Balance at the end of the year	$3,035	$246
It is the Company’s policy to record penalties and interest related to income taxes as a component of income tax expense. The Company has not recorded any interest or penalties related to income taxes during the years ended December 31, 2022 and 2021. Unrecognized tax benefits are not expected to change during the next 12 months. The reversal of the unrecognized tax benefits would not affect the effective tax rate. The Company is subject to examination by U.S. federal and state tax authorities for all years since its inception.
Beginning January 1, 2022, the Tax Cuts and Jobs Act enacted in 2017, eliminates the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize and amortize pursuant to IRC Section 174. As a result, we recognized an increase in our deferred tax assets due to the capitalization of $73.8 million. Given such amount was offset by our valuation allowance there were no material impacts to the financial statements outside of the deferred tax table.
During August 2022, the CHIPS and Science Act (“CHIPS Act”) and Inflation Reduction Act (“IRA”) were enacted, neither of which are expected to have a material impact to our financial statements.
The American Rescue Plan Act (“ARA”) was signed into law on March 11, 2021. We do not expect the ARA to have a material impact on our financial statements but given potential changes to IRC Section 162(m) will take place in 2027, we will continue to monitor and assess.
The following table shows the change in the deferred tax valuation as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Beginning Balance, January 1	$58,713	$20,797
Change charged to expense/(income)	$41,943	$37,916
Ending Balance, December 31	$100,656	$58,713

KRONOS BIO, INC.
Notes to Financial Statements
11.    NET LOSS PER SHARE
The following table summarizes the computation of basic and diluted net loss per share of the Company for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(in thousands, except share and per share amounts)
Net loss	$(133,204)	$(151,078)
Weighted-average common stock outstanding, basic and diluted	56,201,398	54,753,599
Net loss per share, basic and diluted	$(2.37)	$(2.76)
The Company’s potentially dilutive securities, which include options to purchase shares of the Company's common stock and restricted stock awards subject to future vesting, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each stated period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2022	2021
Stock options to purchase common stock	7,150,339	5,802,435
Early exercised stock options subject to future vesting	304,326	787,965
Restricted stock awards subject to future vesting	54,297	88,589
Restricted stock units subject to future vesting	2,243,448	699,129
Total	9,752,410	7,378,118
In addition to the potentially dilutive securities noted above, the Company also has the option under its agreement with Tempus to issue common shares upon the achievement of specified milestones (see Note 12). Because the necessary conditions for issuance of the shares had not been met as of December 31, 2022, the Company excluded these shares from the table above and from the calculation of diluted net loss per share for the year ended December 31, 2022.
12.    COMMITMENTS AND CONTINGENCIES
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
In consideration for the access to the services throughout the term of the Tempus Agreement, the Company has agreed to pay an annual minimum commitment of $1.5 million in year one, $2.0 million in year two, and $2.5 million in year three. Payments are made in quarterly installments. As of December 31, 2022, the Company has paid $1.1 million under the Tempus Agreement. As of December 31, 2021, the Company had not made any payments under the Tempus Agreement.
In addition, the Company is required to make milestone payments upon successful achievement of certain regulatory milestones for KB-0742, lanraplenib, and other discovery pipeline compounds up to a combined maximum of $22.4 million. For each milestone payment that becomes due, the Company has the right to pay up

KRONOS BIO, INC.
Notes to Financial Statements
to 50% of such milestone payment amount in shares of its common stock as long as certain regulatory requirements are met.
Asset Purchase Agreement
In July 2020, the Company entered into the Gilead Asset Purchase Agreement with Gilead Sciences, Inc. (Gilead), pursuant to which the Company acquired certain assets from and assumed certain liabilities of Gilead related to lanraplenib or entospletinib, and patents and other intellectual property covering or related to the development, manufacture and commercialization of lanraplenib or entospletinib.
In consideration for such assets, on the date of the Gilead Asset Purchase Agreement, the Company made a $3.0 million upfront cash payment and issued a $3.0 million principal amount convertible promissory note, which was settled in exchange for 188,567 shares of common stock in connection with the closing of the Company's IPO at a settlement price of $16.15 per share. The Company also made a $0.7 million payment to reimburse Gilead for certain liabilities assumed by the Company pursuant to the Gilead Asset Purchase Agreement. In addition, the Company is required to make milestone payments upon successful achievement of certain regulatory and sales milestones for lanraplenib, entospletinib, and other SYK inhibitor compounds covered by the patent rights acquired pursuant to the Gilead Asset Purchase Agreement and developed by the Company as a back-up to entospletinib or lanraplenib (Other Compounds). Upon initiation of the Company’s registrational Phase 3 clinical trial of entospletinib in combination with induction chemotherapy in acute myeloid leukemia patients with NPM1 mutations in December 2021, the Company paid a milestone payment to Gilead of $29.0 million. Upon successful completion of certain other regulatory milestones in the United States, European Union and United Kingdom for lanraplenib, entospletinib and any Other Compounds, across up to two distinct indications, the Company will be required to pay to Gilead an aggregate total of $51.3 million. Upon achieving certain thresholds for the aggregate annual net sales of lanraplenib, entospletinib and any Other Compounds combined, the Company would owe to Gilead potential milestone payments totaling $115.0 million.
Gilead is also eligible to receive (i) tiered marginal royalties ranging from high-single digits to the mid-teens on annual worldwide net sales of lanraplenib, (ii) tiered marginal royalties ranging from the very low-teens to high-teens on annual worldwide net sales of entospletinib, and (iii) tiered marginal royalties ranging from low single digits to mid-single digits on annual worldwide net sales of any Other Compounds. The royalties in the foregoing clauses are subject to reduction, on a country-by-country basis, for products not covered by certain claims within the assigned patents, for generic entry and, in the case of lanraplenib and entospletinib, for any royalties paid for future licenses of third party intellectual property required to develop or commercialize lanraplenib or entospletinib. The Company’s royalty obligation with respect to a given product in a given country begins upon the first commercial sale of such product in such country and ends on the latest of (i) expiration of the last claim of a defined set of the assigned patent rights covering such product in such country; (ii) loss of exclusive data or marketing rights to such product in such country; or (iii) 10 years from the first commercial sale of such product in such country.
Under the Gilead Asset Purchase Agreement, the Company is required to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize either lanraplenib or entospletinib.

Purchase Commitments
In the normal course of business, the Company enters into contracts with CROs for preclinical and clinical studies and other vendors for other services and products. These agreements generally provide for termination or cancellation, other than for costs already incurred and certain wind down costs that may be associated with the termination of a contract or clinical trial program.
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
Notes to Financial Statements
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
13.    LEASES
In March 2020, the Company entered into an 11-year lease agreement to move its research and development operations from 21 Erie Street, Cambridge, Massachusetts, to a 40,514 square-feet facility at 301 Binney Street, Cambridge, Massachusetts (Cambridge facility). The lease commenced on February 28, 2020 with an initial annual base rent of $4.1 million and payments. The initial rent payment was paid as of September 30, 2020, with rent payments escalating 3.0% annually after the initial 12 payments. As discussed in Note 2, the Company executed a letter of credit for $2.0 million in connection with the lease. The lease includes $3.7 million in certain tenant improvement allowances, which the Company included in its calculation of the right-of-use asset in the lease at commencement. As of December 31, 2022, $3.7 million in improvement costs incurred by the Company were reimbursed by the lessor are now included within the total lease liability. In connection with the lease, the Company recognized an operating lease right-of-use asset of $21.9 million and an aggregate lease liability of $28.0 million on the December 31, 2022 balance sheet. The remaining lease term is 8.2 years, and the estimated incremental borrowing rate is 8.50%.
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
The new 17,340 square foot suite will be treated as a separate lease for accounting purposes. The initial annual base rent for the new space will be $1.2 million, and such amount will increase by 3% annually on each anniversary of the new premises commencement date. In connection with the larger space leased, the Company has also made an additional one-time cash security deposit in the amount of $59,000. The new lease commenced in April 2021 and the new lease agreement extends the termination date from April 30, 2025 to June 1, 2026. In connection with the lease, the Company recognized an operating lease right-of-use asset of $2.8 million and $3.3 million an aggregate lease liability of $3.7 million and $4.1 million as of December 31, 2022 and December 31, 2021. The remaining lease term is 3.5 years, and the estimated incremental borrowing rate is 11.18%.

KRONOS BIO, INC.
Notes to Financial Statements
The following table summarizes the presentation of the Company’s operating leases in its balance sheets as of December 31, 2022 and 2021:

Balance Sheet Caption	December 31,
	2022	2021
	(in thousands)
Assets:
Operating lease assets	$24,707	$26,904
Liabilities:
Current portion of operating lease liabilities	$2,347	$2,109
Noncurrent operating lease liabilities	28,744	31,653
Total operating lease liabilities	$31,091	$33,762
The following table summarizes the effect of operating lease costs in the Company’s statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021:

Statement of Operations and Comprehensive Loss Caption	Year Ended December 31,
	2022	2021
	(in thousands)
Research and development	$3,068	$3,308
General and administrative	2,043	2,015
Total operating lease cost	$5,111	$5,323
The Company made cash payments of $5.7 million and $4.4 million under the lease agreements during the years ended December 31, 2022 and 2021, respectively.
The undiscounted future non-cancellable lease payments under the Company's operating leases as of December 31, 2022 for the next five years and thereafter is expected to be as follows:

Period Ending December 31,	Amount
(in thousands)
2023	$5,130
2024	5,749
2025	5,921
2026	5,405
2027 and thereafter	21,298
Total undiscounted lease payments	43,503
Less: Present value adjustment	(12,412)
Present value of operating lease liabilities	$31,091
14.    RELATED PARTIES
On December 1, 2017, the Company entered into a services agreement with Two River Consulting, LLC (Two River) to provide various clinical development, operational, managerial, accounting and financial, and administrative services to the Company. On December 31, 2021, the Company amended the agreement to limit the scope to accounting and managerial consulting services. Arie Belldegrun, M.D., FACS, the Chair of the Board of Directors, is the Chair of Two River. Mr. Joshua Kazam and Mr. David Tanen, each a director of the Company, are each partners of Two River. Mr. Christopher Wilfong, a strategic advisor to the Company, is an Operating Partner of Two River and Mr. Sean Algeo, serving as a financial consultant to the Company, is the Chief Financial

KRONOS BIO, INC.
Notes to Financial Statements
Officer of Two River. During the years ended December 31, 2022 and 2021, the Company incurred expenses of $0.1 million and $0.3 million, respectively, for these services.
In 2019, the Company entered into a consulting agreement with Bellco Capital, LLC (Bellco) to provide various executive services to the Company. Arie Belldegrun, M.D., FACS, the Chair of the Board of Directors, is the Chairman of Bellco. Rebecka Belldegrun, M.D., who served as a director of the Company through January 25, 2021, is the President and Chief Executive Officer of Bellco. During the years ended December 31, 2022 and 2021, the Company incurred expenses of $25,200 and $129,000, respectively, for these services.
15.    SUBSEQUENT EVENTS
On January 6, 2023 (the “Effective Date”), the Company entered into a Collaboration and License Agreement (the “Agreement”) with Genentech, Inc., a member of the Roche Group (“Genentech”). Pursuant to the Agreement, the parties have agreed to initially collaborate on two discovery research programs in oncology, each focused on a designated transcription factor, to discover small-molecule GLP-Tox-ready candidates that modulate transcription factor targets selected by Genentech. Each discovery research program will primarily consist of (i) a mapping phase with the goal of identifying the transcription regulatory network for such designated transcription factor, and (ii) a screening phase having the goal of identifying and characterizing multiple screening hits suitable for nomination as a preclinical development program.
The Company will lead discovery and research activities under the discovery research programs and will use its proprietary drug discovery platform, including the small molecule microarray (SMM), for hit finding. Following the completion of initial discovery and research activities, Genentech will have the exclusive right to pursue further preclinical and clinical development and commercialization of compounds identified in the discovery research programs and designated by Genentech (each, a “Hit Program”).
Pursuant to the Agreement, the Company received an upfront payment of $20.0 million from Genentech. In addition, the Company is eligible for additional milestone payments upon achievement of certain preclinical, clinical and regulatory (including first-sale) milestones, totaling up to $177 million for the first development candidate per Hit Program, and is eligible to receive net sales milestones of up to $100 million for the first licensed product per Hit Program. The Company is also eligible to receive tiered royalties in the low- to high-single digits on any products that are commercialized by Genentech as a result of the collaboration.
The term of the discovery research programs under the Agreement will be up to 24 months, which may be extended by six months at the Company’s option subject to satisfying certain conditions.
Unless earlier terminated, the Agreement will remain in effect for each product licensed under the Agreement until expiration of the royalty term for such licensed product. Genentech has the right to terminate this Agreement in its entirety, or with respect to a particular discovery research program or Hit Program, in its sole discretion, at any time by providing 60 days’ advance written notice to the Company. Each party may also terminate the Agreement upon the other party’s material breach that remains uncured for 90 days (or 45 days in the event of nonpayment), or in the event of certain insolvency events involving the other party.

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
Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal year and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended December 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item and not set forth below will be set forth in the section headed “—Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC (our Proxy Statement) on or before May 1, 2023 and is incorporated in this Annual Report by reference.
Our Executive Officers
Norbert Bischofberger, Ph.D., 67, has served as our President and Chief Executive Officer since August 2018 and as a member of our Board of Directors since April 2018. From August 1990 to August 2018, Dr. Bischofberger held various positions at Gilead Sciences, Inc. (“Gilead”), a public biopharmaceutical company, and most recently served as Executive Vice President, Research and Development and Chief Scientific Officer of Gilead. During his 28-year tenure at Gilead, he presided over the development and approval of more than 25 medicines for a range of serious conditions. Prior to joining Gilead, Dr. Bischofberger served as a Senior Scientist in the DNA Synthesis group at Genentech, Inc., a biotechnology company, from 1986 to 1990. Dr. Bischofberger serves on the Supervisory Board of Bayer AG and board of directors of Morphic Therapeutic, a public biopharmaceutical company. Dr. Bischofberger received a Ph.D. in Organic Chemistry from the Eidgenossische Technische Hochschule in Zurich, Switzerland and an M.S. in Chemistry from the University of Innsbruck. We believe Dr. Bischofberger is qualified to serve on our Board due to his expertise and experience in the life sciences industry, including his work as a senior executive, and his educational background.
Yasir Al-Wakeel, BM BCh, 41, has served as our Chief Financial Officer and Head of Corporate Development since August 2020. Prior to joining our company, Dr. Al-Wakeel served as the Chief Financial Officer of Neon Therapeutics, Inc. from July 2017 to May 2020. Previously, Dr. Al-Wakeel served as the Chief Financial Officer and Head of Corporate Development at Merrimack Pharmaceuticals, Inc. from August 2015 until July 2017. Prior to that, Dr. Al-Wakeel served in various capacities at Credit Suisse, an investment banking firm, from 2008 to 2015. While at Credit Suisse, Dr. Al-Wakeel was Director of Healthcare Investment Banking, focused on biotechnology, and, prior to that role, he was an Equity Research Analyst covering the biotechnology and specialty pharmaceuticals sectors. Before joining Credit Suisse, Dr. Al-Wakeel was a practicing physician, holding both clinical and academic medical posts. Dr. Al-Wakeel has served on the Maxcyte, Inc. Board of Directors since June 2021. Dr. Al-Wakeel received his BM BCh (Doctor of Medicine and Surgery) from Oxford University and his M.A. in theology from Cambridge University.
Jorge DiMartino, M.D., Ph.D., 59, has served as our Chief Medical Officer and Executive Vice President, Clinical Development since December 2019. Prior to joining us, Dr. DiMartino served as Vice President, Translational Development Oncology at Celgene Corp., a global biopharmaceutical company acquired by Bristol Myers Squibb, from July 2014 to December 2019, where he led early-stage oncology clinical programs and directed the Translational Research Laboratories. During that time, he also served as the Head of Celgene’s Epigenetics Thematic Center of Excellence, a fully integrated unit driving drug discovery through clinical proof of concept efforts around epigenetic targets. From April 2011 to July 2014, Dr. DiMartino served as Executive Director, Translational Development Oncology at Celgene. Prior to joining Celgene from December 2005 to April 2011, Dr. DiMartino was Group Medical Director at Genentech in the Oncology Exploratory Clinical Development group. Dr. DiMartino received his Ph.D. in Immunology from Cornell University Graduate School of Medical Sciences, and his M.D. from University of California San Diego. He completed a residency in Pediatrics and a fellowship in Pediatric Hematology/Oncology, both at Stanford University School of Medicine.
Christopher Dinsmore, Ph.D., 57, has served as our Chief Scientific Officer since June 2020. Prior to joining us, Dr. Dinsmore served as an Entrepreneur-in-Residence at Third Rock Ventures from June 2019 to June 2020, where he focused on discovering and launching new innovative therapeutic companies. Previously, he served as Vice President and Head of Chemistry at Forma Therapeutics, a biopharmaceutical company, from December 2013 to June 2019, where he applied an array of discovery chemistry platforms and approaches to target classes in epigenetics and protein homeostasis. Earlier, Dr. Dinsmore served at Merck Research Laboratories for 19 years, where he held various positions in medicinal chemistry. His project experiences in discovery and development have been in therapeutic categories that include cancer, hematology, sickle cell disease, neurodegeneration, asthma, and rheumatoid arthritis, leading to the advancement of numerous development compounds into clinical trials. Dr. Dinsmore also serves on the scientific advisory board for Stablix, Inc. and on the advisory board for WARF Therapeutics. Dr. Dinsmore received his B.A. in Chemistry and Art from Bowdoin College and his Ph.D. in Synthetic Organic Chemistry from the University of Minnesota in Minneapolis, and then conducted postdoctoral research in chemical synthesis at Harvard University.
Barbara Kosacz, 65, has served as our Chief Operating Officer and General Counsel since July 2020. Prior to joining us, Ms. Kosacz was a Partner at Cooley LLP from January 1997 to December 2000, and again from February 2002 until July 2020, where she led the international Life Sciences Practice. Ms. Kosacz has more than 25 years of experience in counseling clients in the life sciences arena, ranging from early-stage startups to larger public companies, venture funds, investment banks, and non-profit institutions. She has served as a member of the BIO Emerging Companies’ Section Governing board, is a member of the board of Trustees of the Keck Graduate Institute, an advisory board member of Locust Walk Partners, and has been a speaker at multiple life sciences-related conferences, as well as guest lecturer at the University of California, Berkeley, Stanford University, the University of Pennsylvania and Columbia University about biotechnology law, biotech business models, corporate partnering negotiations and deal structures, and bioethics. Recognized by Best Lawyers in America since 2008 and most recently as Biotechnology Lawyer of the Year in 2018, Ms. Kosacz was listed as a “leading lawyer” for healthcare and life sciences in the 2018 Legal 500, as a “Band 1” attorney in the 2018 edition of Chambers USA: America’s Leading Lawyers for Business and recognized as a “highly recommended transactions” lawyer by IAM Patent 1000 for her “nearly three decades advising diverse companies in the industry at a deeply strategic and commercial level and overseeing their most complex and profitable deals.” Ms. Kosacz is currently senior counsel at Cooley LLP and a member of the boards of directors of XOMA Corp., a biotechnology royalty aggregator company, Athira Pharma, a clinical-stage company focused on developing therapies for neurodegenerative diseases, and Phoenix Biotech Acquisition Corp., a blank check company formed for the purpose of acquiring or merging with one or more businesses. Ms. Kosacz received her B.A. from Stanford University and her J.D. from the University of California, Berkeley School of Law.
Our Board of Directors
Set forth is the biographical information for each member of our Board of Directors other than Dr. Bischofberger, whose biographical information is set forth above.
Arie S. Belldegrun, M.D., FACS, 73, has served as Chair of our Board of Directors since November 2017. Dr. Belldegrun is a co-founder of Allogene Therapeutics, a public biopharmaceutical company, and has served as Executive Chair of its board of directors since November 2017. From March 2014 to October 2017, Dr. Belldegrun served as the President and Chief Executive Officer of Kite Pharma, Inc. and as a member of its board of directors from June 2009 to October 2017. Dr. Belldegrun currently serves as Chair of Bellco Capital LLC, a position he has held since 2004; Chair of UroGen Pharma Ltd., a position he has held since December 2012; as Chair and Partner of Two River Group, a position he has held since June 2009; and as a director of Ginkgo Bioworks, a position he has held since September 2021.Since November 2017, Dr. Belldegrun also serves as Senior Managing Director of Vida Ventures, LLC. Dr. Belldegrun previously served as a director of Teva Pharmaceutical Industries Ltd. from March 2013 to January 2017, Chair of Arno Therapeutics, Inc. from March 2008 to January 2017, a director of Capricor Therapeutics, Inc. from September 2009 to November 2013, and a director of SonaCare Medical, LLC from October 2009 to October 2014. In 1996, he founded Agensys, Inc., a biotechnology company, where he served as its founding Chair from 1996 to 2001, and continued to serve on the board until 2007 when it was acquired by Astellas Pharma Inc. Dr. Belldegrun was also the Founding Vice-Chair of the board of directors and Chair of the scientific advisory board of Cougar Biotechnology, Inc., a biotechnology company, from 2003 to 2009, when it was acquired by Johnson & Johnson. He is certified by the American Board of Urology and the American Association of Genitourinary Surgeons. Dr. Belldegrun is Research Professor, holds the Roy and Carol Doumani Chair in Urologic Oncology, and Director of the Institute of Urologic Oncology at the David Geffen School of Medicine at the University of California, Los Angeles. Prior to joining UCLA in October of 1988, he was a research fellow at NCI/NIH in surgical oncology and immunotherapy from July 1985 to August 1988 under Dr. Steven Rosenberg. Dr. Belldegrun received his M.D. from the Hebrew University Hadassah Medical School in Jerusalem before completing his post graduate studies in Immunology at the Weizmann Institute of Science and his residency in Urologic Surgery at Harvard Medical School. We believe Dr. Belldegrun is qualified to serve on our Board due to his experience as a senior executive and as a director of several life sciences companies, and because of his knowledge of our industry.

Roshawn Blunt, 48, has served as a member of our Board since November 2021. She has more than 25 years of experience in the biopharmaceutical and medical device industries and founded and has served as managing director of 1798, LLC., a national health care consulting firm that specializes in healthcare compliance, reimbursement, health policy and patient access issues in 2010. She served as a on the board of directors of Adamis Pharmaceuticals from 2019 to 2021. From 2007 to 2010 Ms. Blunt was a managing director of the Aequitas Group, a healthcare advisory firm, where she led the health economics and reimbursement consultancy. Prior to that, Ms. Blunt worked at Johnson & Johnson, a public pharmaceutical company, from 2005 to 2007, and from 2000 to 2005 she was part of the global government affairs organization at Amgen, Inc., a public biopharmaceutical company. Prior to founding 1798 LLC, Ms. Blunt was vice president of strategy, planning, and communication at Long Beach Memorial Center and Miller Children’s Hospital. Ms. Blunt graduated from Princeton University, where she earned her A.B. from the Princeton School of Public and International Affairs. She earned her MBA from Kellogg School of Management at Northwestern University. We believe Ms. Blunt is qualified to serve on our Board due to her experience running a national health care consulting firm, the depth of her knowledge around reimbursement and patient access and her prior experience working in the biopharmaceutical industry.
Marianne De Backer, Ph.D., 55, joined our Board of Directors in January 2021. In January 2023, Vir Biotechnology announced her appointment as Chief Executive Officer as of April 3, 2023. She most recently served as Executive Vice President, Head of Strategy, Global Business Development & Licensing and Open Innovation, and a member of the Executive Committee of the Pharmaceuticals Division of Bayer AG (“Bayer”). She joined Bayer in 2019. On From 1991 through 2019, she was at Johnson & Johnson, where she most recently held global Business and Corporate Development roles, including the position of Vice President of M&A Operations and Divestitures globally for the Pharmaceuticals Group and head of Infectious Diseases & Vaccines Business Development. Prior to that she led a commercial business unit in Europe as well as drug discovery research in both Europe and the United States. During her tenure with Johnson & Johnson, Dr. De Backer had direct accountability for more than 200 strategic alliances. Since December 2019, she has served on the board of Arrowhead Pharmaceuticals. Dr. De Backer received a MSc in Molecular Biology from the University of Brussels, Belgium, and a master’s degree in Engineering and Biochemistry and a Ph.D. in Biotechnology from the University of Ghent, Belgium, and an MBA from Rotterdam School of Management, Erasmus University, The Netherlands. We believe Dr. De Backer is qualified to serve on our Board due to her expertise and experience in the life sciences industry and her educational background.
Joshua Kazam, 46, has served as a member of our Board since our founding in June 2017. Mr. Kazam currently serves on the board of directors of Allogene Therapeutics, Inc., a public biopharmaceutical company, and served as its President from November 2017 until June 2018. He was a founder of Kite Pharma, Inc. and served as a member of its board of directors from its inception in June 2009 until October 2017. In June 2009, Mr. Kazam co-founded Two River Consulting, LLC, a life science consulting and investment firm. He has served on the board of Flying Eagle Acquisition Corp. since February 2020. Mr. Kazam previously served as a director of Diamond Eagle Acquisition Corp. from January 2019 until April 2020, Capricor Therapeutics, Inc. from May 2005 until May 2019 and Platinum Eagle Acquisition Corp. from January 2018 to March 2019. Platinum Eagle Acquisition Corp., Diamond Eagle Acquisition Corp. and Flying Eagle Acquisition Corp. are blank check companies formed for the purpose of effecting a business combination with one or more businesses. Mr. Kazam has served as the President of Desert Flower Foundation since June 2016. Mr. Kazam received his B.A. in Entrepreneurial Management from the Wharton School of the University of Pennsylvania and is a member of the Wharton School’s Undergraduate Executive Board. We believe Mr. Kazam is qualified to serve on our Board due to his experience serving on the boards of directors of clinical-stage life sciences companies, and because of his investment experience in the life sciences industry.
Elena H. Ridloff, CFA, 43, has served as a member of our Board of Directors since September 2020. Since September 2021, Ms. Ridloff has been serving as the Chief Financial Officer of Sionna Therapeutics, Inc., a private biotechnology company. Previously, she held multiple roles at Acadia Pharmaceuticals, Inc. (Acadia), a public biopharmaceutical company, including Senior Vice President, Investor Relations from April 2018 to March 2019; interim Chief Financial Officer from October 2018 to March 2019; and Executive Vice President and Chief Financial Officer of Acadia from March 2019 to September 2021. Previously, Ms. Ridloff held various roles at Alexion Pharmaceuticals, Inc. (Alexion), a public biopharmaceutical company, including Executive Director, Investor Relations from April 2014 to January 2016, and Vice President, Investor Relations from January 2016 to March 2018. Ms. Ridloff also served as a member of Alexion’s Operating Committee. While at Alexion, Ms. Ridloff

was responsible for building and leading an investor relations function. Prior to joining Alexion, Ms. Ridloff served as the Chief Executive Officer and Managing Member of BIOVISIO, an independent consulting firm providing strategic, financial and investor relations counsel to the life sciences industry, from January 2012 to April 2014. Ms. Ridloff also served as Managing Director at Maverick Capital, a hedge fund responsible for investments in the biotechnology, pharmaceutical, medical device and life science sectors, from July 2005 to January 2012. Ms. Ridloff received her B.A. in History and Sociology of Science from the University of Pennsylvania, and is a Chartered Financial Analyst. We believe Ms. Ridloff is qualified to serve on our Board due to her financial and accounting expertise and her experience in the finance and life sciences industries.
Otello Stampacchia, Ph.D., 54, has served as a member of our Board since May 2018. Dr. Stampacchia has served as founder and Managing Director of Omega Funds since January 2004. Previously, he was in charge of life sciences direct investments at AlpInvest Partners B.V. from November 2001 to December 2003, and he was the portfolio manager of the Lombard Odier Immunology Fund from January 2001 to November 2001. Prior to that, Dr. Stampacchia was a member of the healthcare corporate finance and mergers and acquisitions team at Goldman Sachs Group, Inc. from 1997 to 2000. Before joining Goldman Sachs, Dr. Stampacchia helped co-found the healthcare investment activities at Index Securities, now Index Ventures, Inc. Dr. Stampacchia is currently a member of the boards of directors of Ikena Oncology, Inc., a public biotechnology company, and Omega Alpha SPAC, a public special purpose acquisition corporation. Dr. Stampacchia also serves on the board of directors of seven private companies and previously served on the boards of the following public companies: ESSA Pharma, Inc., Gossamer Bio, Inc., Morphic Therapeutic, Inc. and Replimune Group, Inc. Dr. Stampacchia received his M.S. in Genetics from Universa' degli Studi di Pavia, his Ph.D. in Molecular Biology from the University of Geneva and a European Ph.D. in Biotechnology (EDBT) from the European Association for Higher Education in Biotechnology. We believe Dr. Stampacchia is qualified to serve on our Board due to his investment experience in the life sciences industry and his prior experience as a director of life sciences companies.
David M. Tanen, 51, has served as a member of our Board since our inception in June 2017. Mr. Tanen is a co-founder Two River, LLC, a life-science consulting and investment firm, and has served as a partner since September 2004. He has served as an advisor to Vida Ventures, a life science investment firm, since November 2018. Prior to founding Two River, Mr. Tanen served as General Counsel for a life science-focused venture capital firm. Mr. Tanen is also a co-founder of Kite Pharma, Inc., where he served as Corporate Secretary and General Counsel from June 2009 until its acquisition by Gilead Sciences in 2017. He is a co-founder of Allogene Therapeutics, and has served as its Corporate Secretary since its inception in December 2017. Mr. Tanen also serves as an officer and director of Neogene Therapeutics, Inc. and 76Bio, Inc., two privately held life science companies focused on developing treatments for cancer. Mr. Tanen received his B.A. from The George Washington University and his J.D. from Fordham University School of Law, where he has served on the Dean’s Planning Council since 2009.We believe Mr. Tanen is qualified to serve on our Board due to his experience serving as an officer and a member of the boards of directors of clinical-stage life sciences companies, and because of his investment experience in the life sciences industry.
Taiyin Yang, 69, joined our board of directors in March 2021 and is the former Executive Vice President of Pharmaceutical Development and Manufacturing at Gilead Sciences, Inc. until July 2022. She directed operations of chemical and biologics process development, device and formulation development, manufacturing, packaging, analytical operations, laboratory information systems, data science, quality assurance, CMC regulatory affairs, program management, supply chain management and site operations for all the company’s small molecules, biologics and antibody-drug conjugates of investigational compounds and marketed products. Under her leadership, Gilead developed the world’s first HIV single table regimen and advanced more than 25 compounds from early-stage development to market, reaching millions of people around the world. Prior to joining Gilead in 1993, Dr. Yang worked at Syntex Corporation from 1980 where she contributed to the development and Commercialization of more than 10 medicines. Dr. Yang is a member of the Expert Scientific Advisory Committee of Medicines for Malaria Venture, and the scientific advisory board of Sionna Therapeutics. Dr. Yang also serves on the Board of Directors of Kodiak Sciences and Brii Biosciences. Dr. Yang received her bachelor’s degree in chemistry from National Taiwan University and her Ph.D. in organic chemistry from the University of Southern California. Dr. Yang was elected a Fellow of the American Institute for Medical and Biological Engineering (2021) and a member of the National Academy of Engineering (2022).We believe Dr. Yang is qualified to serve on our Board due to her expertise and experience in the life sciences industry and her educational background.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be set forth in the sections headed “Transactions With Related Persons” and “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement and is incorporated in this Annual Report by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be set forth in the section headed “— Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated in this Annual Report by reference.

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

2.1‡*
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

4.4	Description of Registrant’s Common Stock (incorporated by reference to Exhibit 4.4 to the registrant’s Annual Report on Form 10-K (File No. 001-39592), filed with the SEC on February 24, 2022).
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

10.5+
Kronos Bio, Inc. Severance and Change in Control Plan with amended form of Participation Agreement thereunder (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q/A (File No. 001-39592), filed with the SEC on September 9, 2022).

10.6+	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly report on form 10-Q/A (File No 001-39592), filed with the SEC on September 9, 2022).
10.7+‡
Letter Agreement, by and between the registrant and Norbert Bischofberger, Ph.D., dated April 30, 2018, as amended (incorporated by reference to Exhibit 10.5 to the registrant’s Registration Statement on Form S-1 (File No. 333-248925), as amended, filed with the SEC on October 5, 2020).

10.8+‡
Letter Agreement, by and between the registrant and Jorge DiMartino, M.D., Ph.D., dated September 4, 2019 (incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-1 (File No. 333-248925), as amended, filed with the SEC on September 18, 2020).

10.9+‡
Letter of Agreement, by and between the registrant and Barbara Kosacz, dated July 15, 2020 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 18, 2020).

10.10+‡
Letter Agreement, by and between the registrant and Yasir Al-Wakeel, dated August 16, 2020 (incorporated by reference to Exhibit 10.8 to the registrant’s Registration Statement on Form S-1 (File No. 333-248925), as amended, filed with the SEC on September 18, 2020).

10.11‡
Letter of Agreement, by and between the registrant and Christopher Dinsmore, Ph.D., dated May 29, 2020 (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K (File No. 001-39592), filed with the SEC on March 23, 2021).

10.12
Office Lease, by and between the registrant and MPVCA SAN MATEO LLC, a California limited liability company (as successor in interest to DWF IV 1300 S El Camino LLC), dated July 19, 2018, as amended (incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-1 (File No. 333-248925), as amended, filed with the SEC on September 18, 2020).

10.13
Second Amendment to Office Lease, dated February 8, 2021, by and between the registrant and MPVCA San Mateo LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-39592), filed with the SEC on May 11, 2021).

10.14
Lease, by and between the registrant and BMR-Rogers Street LLC, dated February 28, 2020 (incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 (File No. 333-248925), as amended, filed with the SEC on September 18, 2020).

10.15‡
License Agreement, by and between the registrant and President and Fellows of Harvard College, dated January 16, 2018 (incorporated by reference to Exhibit 10.11 to the registrant’s Registration Statement on Form S-1 (File No. 333-248925), as amended, filed with the SEC on September 18, 2020).

10.16*‡	Collaboration and License Agreement between the registrant and Genentech, Inc. and F. Hoffmann-La Roche Ltd., dated January 6, 2023.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document (this document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

‡	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
+	Indicates management contract or compensatory plan.
*	Certain portions of this exhibit are omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRONOS BIO, INC.

Date:	March 15, 2023	By:	/s/ Norbert Bischofberger
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

Signature	Title	Date

/s/ Norbert Bischofberger	President, Chief Executive Officer and Director	March 15, 2023
Norbert Bischofberger, Ph.D.	(Principal Executive Officer)

/s/ Yasir Al-Wakeel	Chief Financial Officer and Head of Corporate Development	March 15, 2023
Yasir Al-Wakeel, BM BCh	(Principal Financial and Accounting Officer)

/s/ Arie Belldegrun	Chair of the Board of Directors	March 15, 2023
Arie Belldegrun, M.D. FACS

/s/ Marianne De Backer	Director	March 15, 2023
Marianne De Backer, Ph.D.

/s/ Roshawn Blunt	Director	March 15, 2023
Roshawn Blunt

/s/ Joshua Kazam	Director	March 15, 2023
Joshua Kazam

/s/ Elena Ridloff	Director	March 15, 2023
Elena Ridloff, CFA

/s/ Otello Stampacchia	Director	March 15, 2023
Otello Stampacchia, Ph.D.

/s/ David Tanen	Director	March 15, 2023
David Tanen

/s/ Taiyin Yang	Director	March 15, 2023
Taiyin Yang, Ph.D.