Form 10-Q
period 2023-03-31
Kronos Bio, Inc.
filed 2023-05-10
CIK 1741830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No
As of May 4, 2023 the registrant had 57,630,464 shares of common stock, $0.001 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
KRONOS BIO, INC.
Condensed Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022(1)
Assets
Current assets:
Cash and cash equivalents	$61,646	$75,973
Short-term investments	164,756	162,212
Prepaid expenses and other current assets	5,866	6,106
Total current assets	232,268	244,291
Long-term investments	14,885	9,762
Property and equipment, net	12,529	12,985
Operating lease right-of-use assets	24,123	24,707
Restricted cash	4,051	2,026
Other noncurrent assets	1,169	1,167
Total assets	$289,025	$294,938
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$6,039	$5,047
Accrued expenses	6,598	12,963
Current portion of operating lease liabilities	3,032	2,347
Current portion of deferred revenue	8,655	—
Current portion of other liabilities	940	1,129
Total current liabilities	25,264	21,486
Noncurrent operating lease liabilities	27,945	28,744
Deferred revenue, net of current portion	10,124	—
Other noncurrent liabilities	87	209
Total liabilities	63,420	50,439
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 200,000,000 authorized as of March 31, 2023 and December 31, 2022; 57,353,754 and 56,967,436 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	57	57
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued and outstanding.
Additional paid-in capital	648,334	641,422
Accumulated deficit	(422,426)	(396,188)
Accumulated other comprehensive income (loss)	(360)	(792)
Total stockholders' equity (deficit)	225,605	244,499
Total liabilities and stockholders’ equity (deficit)	$289,025	$294,938
(1) The balance sheet as of December 31, 2022 is derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2023	2022
Revenue	$1,221	$—
Operating expenses:
Research and development	$19,658	$24,438
General and administrative	10,056	11,927
Total operating expenses	29,714	36,365
Loss from operations	(28,493)	(36,365)
Other income (expense), net:
Interest and other income, net	2,255	102
Total other income (expense), net	2,255	102
Net loss	(26,238)	(36,263)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	432	(131)
Net comprehensive loss	$(25,806)	$(36,394)
Net loss per share, basic and diluted	$(0.46)	$(0.65)
Weighted-average shares of common stock, basic and diluted	57,147,253	55,839,336
The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Condensed Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2022	56,967,436	$57	$641,422	$(792)	$(396,188)	$244,499
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	386,318	—	305	—	—	305
Stock-based compensation expense	—	—	6,607	—	—	6,607
Net unrealized gain (loss) on available-for-sale securities	—	—	—	432	—	432
Net loss	—	—	—	—	(26,238)	(26,238)
Balance at March 31, 2023	57,353,754	$57	$648,334	$(360)	$(422,426)	$225,605

Balance, December 31, 2021	55,703,327	$56	$608,064	$(39)	$(262,984)	$345,097
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	361,182	—	529	—	—	529
Stock-based compensation expense	—	—	7,788	—	—	7,788
Net unrealized gain (loss) on available-for-sale securities	—	—	—	(131)	—	(131)
Net loss	—	—	—	—	(36,263)	(36,263)
Balance at March 31, 2022	56,064,509	$56	$616,381	$(170)	$(299,247)	$317,020
The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Condensed Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(26,238)	$(36,263)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	569	557
Net amortization/accretion on available-for-sale securities	(1,253)	517
Change in accrued interest on available-for-sale securities	212	343
Stock-based compensation expense	6,607	7,788
Noncash lease expense	585	534
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	274	406
Other long-term assets	(2)	(1)
Accounts payable	1,005	3,670
Accrued expenses	(6,365)	(505)
Right-of-use operating assets and liabilities, net	(115)	(297)
Deferred revenue	18,779	—
Other liabilities	(5)	(233)
Net cash provided by (used in) operating activities	(5,947)	(23,484)

Cash flows from investing activities:
Purchase of property and equipment	(126)	(366)
Purchase of available-for-sale securities	(102,595)	(94,544)
Maturities of marketable securities	96,366	68,574
Net cash provided by (used in) investing activities	(6,355)	(26,336)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	—	529
Net cash provided by (used in) financing activities	—	529

Net increase (decrease) in cash and cash equivalents	(12,302)	(49,291)
Cash, cash equivalents and restricted cash at beginning of period	77,999	200,296
Cash, cash equivalents and restricted cash at end of period	$65,697	$151,005

Supplemental disclosures of non-cash activities:
Property and equipment additions included in accounts payable and accrued expenses	$7	$47

Cash and cash equivalents at end of period	$61,646	$148,979
Restricted cash at end of period	4,051	2,026
Cash, cash equivalents and restricted cash at end of period	$65,697	$151,005

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
Unaudited Interim Financial Information
The accompanying condensed balance sheet as of March 31, 2023, the condensed statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, the condensed statements of stockholders’ equity (deficit) as of March 31, 2023 and 2022, the condensed statements of cash flows for the three months ended March 31, 2023 and 2022, and the financial data and other financial information disclosed in the notes to the condensed financial statements are unaudited. The unaudited interim condensed financial statements have been prepared on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2023 and the results of its operations for the three months ended March 31, 2023 and 2022. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the full year ending December 31, 2023, any other interim periods, or any future year or period. These condensed financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 15, 2023 (Annual Report)
Need for Additional Capital
The Company has incurred net losses since its inception of $422.4 million as of March 31, 2023. The Company expects that its cash, cash equivalents and investments as of March 31, 2023 will be sufficient to fund its operations for a period of at least one year from the date of issuance of these condensed financial statements. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital.
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

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
2.SIGNIFICANT ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
Significant Accounting Policies
In 2023, the Company began to recognize revenue related to licenses and research and development services. Refer below for a more detailed description of the revenue policy. There have been no additional changes to the accounting policies during the three months ended March 31, 2023, as compared to the significant accounting policies described in Note 2 of the “Notes to Financial Statements” of the Company’s audited financial statements included in its Annual Report for the year ended December 31, 2022.
Use of Estimates
The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed financial statements include, but are not limited to, revenue, the accrual of research and development expenses, the fair value of investments, income tax uncertainties, the valuation of equity instruments and the incremental borrowing rate for determining the operating lease assets and liabilities. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.
Revenue Recognition
The Company recognizes revenue in accordance with the provisions of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company recognizes revenue when the Company’s customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods and services. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer
The Company evaluates the promised goods or services in these agreements to determine which ones represent distinct performance obligations. These agreements may include the following types of promised goods or services: (i) grants of licenses and related transfer of know-how, (ii) performance of research and development services, and (iii) participation on joint research and/or development committees. They also may include options to obtain further research and development services and licenses to the Company’s intellectual property. The payment terms of these agreements may include nonrefundable upfront fees, payments for electing the contractual options, payments based upon the achievement of certain milestones, and royalty payments based on product sales derived from the collaboration.
The Company exercises judgment in assessing those promised goods and services that are distinct and thus representative of performance obligations. To the extent the Company identifies multiple performance obligations in a contract, the Company must develop assumptions that require judgment to determine the estimated standalone selling price for each performance obligation in order to allocate the transaction price among the identified performance obligations. The transaction is allocated on a relative standalone selling price basis.
Prior to recognizing revenue, the Company makes estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are re-assessed each reporting period as required.
The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligations when or as the performance obligations are satisfied. For performance

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
obligations satisfied over time, the Company estimates the efforts needed to complete the performance obligations and recognizes revenue by measuring the progress towards complete satisfaction of the performance obligations using an input measure. For arrangements that include sales-based royalties, including commercial milestone payments based on pre-specified level of sales, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligations to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Achievement of these royalties and commercial milestones may solely depend upon the performance of the licensee. Funds received in advance are recorded as deferred revenue and are recognized as the related performance obligations are satisfied.
There are no performance, cancellation, termination, or refund provisions in any of the arrangements that contain material financial consequences to the Company.
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
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023
	Level 1	Level 2	Level 3	Fair Value
		(in thousands)
Financial Assets:
Money market funds	$51,948	$—	$—	$51,948
Certificates of deposit	976	—	—	$976
Commercial paper	—	2,345	—	$2,345
Corporate bonds	—	25,188	—	$25,188
U.S. agency securities	—	2,494	—	$2,494
U.S. treasury securities	148,878	—	—	$148,878
Total financial assets	$201,802	$30,027	$—	$231,829

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
Financial Assets:
Money market funds	$49,003	$—	$—	$49,003
Certificates of deposit	490	—	—	490
Commercial paper	—	1,667	—	1,667
Corporate bonds	—	30,657	—	30,657
U.S. agency securities	—	13,000	—	13,000
U.S. treasury securities	138,734	—	—	138,734
Total financial assets	$188,227	$45,324	$—	$233,551
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
The Company did not have any financial assets or liabilities as of March 31, 2023 and December 31, 2022 that required Level 3 inputs.
4.INVESTMENTS
The fair value and amortized cost of available-for-sale securities by major security type as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
		(in thousands)
Money market funds	$51,948	$—	$—	$51,948
Certificates of deposit	980	—	(4)	976
Commercial paper	2,345	—	—	2,345
Corporate bonds	25,201	8	(21)	25,188
U.S. agency securities	2,500	—	(6)	2,494
U.S. treasury securities	149,214	50	(386)	148,878
Total cash equivalents and investments	$232,188	$58	$(417)	$231,829

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$49,003	$—	$—	$49,003
Certificates of deposit	490	—	—	490
Commercial paper	1,667	—	—	1,667
Corporate bonds	30,683	3	(29)	30,657
U.S. agency securities	13,024	—	(24)	13,000
U.S. treasury securities	139,477	4	(747)	138,734
Total cash equivalents and investments	$234,344	$7	$(800)	$233,551

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
These available-for-sale securities were classified on the Company’s condensed balance sheets as of March 31, 2023 and December 31, 2022 as:

	Fair Value
	March 31, 2023	December 31, 2022
	(in thousands)
Cash equivalents	$52,188	$61,577
Short-term investments	164,756	162,212
Long-term investments	14,885	9,762
Total cash equivalents and investments	$231,829	$233,551
The fair values of available-for-sale securities by contractual maturity as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
Due in 1 year or less	$164,995	$174,786
Due in 1 to 2 years	14,885	9,762
Total cash equivalents and investments	$179,880	$184,548

As of March 31, 2023 and December 31, 2022, the remaining contractual maturities of available-for-sale securities were less than two years, respectively. There have been no significant realized losses on available-for-sale securities for any of the periods presented in the accompanying condensed financial statements. As of March 31, 2023 and December 31, 2022, securities with a fair value of $9.8 million and zero, respectively, were in a continuous net unrealized loss position for more than 12 months. Unrealized losses on available-for-sale securities are not attributed to credit risk for any of the periods presented. The Company believes that it is more likely than not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors. To date, the Company has not recorded any impairment charges on available-for-sale securities.

5.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(in thousands)
Accrued interest on short-term available-for-sale securities	$516	$572
Prepaid equipment service contracts	307	289
Prepaid external research and development and outside services	1,747	2,276
Prepaid software	1,297	905
Prepaid insurance	1,124	1,630
Other prepaid expenses	875	434
Total prepaid expenses and other current assets	$5,866	$6,106

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
6.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(in thousands)
Property and equipment:
Lab equipment	$8,585	$8,475
Leasehold improvements	9,348	9,348
Furniture and fixtures	619	619
Computer equipment	61	58
Total property and equipment	18,613	18,500
Less: Accumulated depreciation and amortization	(6,084)	(5,515)
Total property and equipment, net	$12,529	$12,985
Depreciation and amortization expense was $0.6 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively.
7.ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LIABILITIES
Accrued expenses consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(in thousands)
Accrued compensation	$1,238	$4,277
External research and development	4,139	7,694
Accrued outside services	916	945
Accrued taxes	40	$40
Other accrued expenses	265	7
Total accrued expenses	$6,598	$12,963

Current portion of other liabilities consist of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(in thousands)
Current portion of unvested early exercised share liability	708	891
ESPP withholdings	232	238
Total current portion of other liabilities	$940	$1,129
8.STOCK-BASED COMPENSATION
2020 Equity Incentive Plan
In October 2020, the Company adopted its 2020 Equity Incentive Plan (the 2020 Plan) which replaced the 2017 Equity Incentive Plan (Prior Plan) upon completion of the IPO. The 2020 Plan provides for the grant of incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock awards (“RSA”), restricted stock units (“RSU”), performance awards and other forms of awards to employees, directors, and consultants of the Company. The number of shares of common stock reserved for issuance under the 2020 Plan

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
will automatically increase each year for a period of ten years, beginning in 2021 and continuing through 2030, in an amount equal to (1) 5.0% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or (2) a lesser number of shares determined by the Board of Directors no later than December 31 of the immediately preceding year. As of March 31, 2023, the maximum number of shares of common stock that may be issued was 20,417,192 shares.
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
As of March 31, 2023, there were 4,170,000 shares reserved by the Company under the 2020 Plan for the future issuance of equity awards.
Stock Options
Stock option activity under the 2020 Plan as of March 31, 2023 is summarized as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, December 31, 2022	7,454,665	$11.83
Granted	2,385,324	2.08
Forfeited	(504,408)	11.97
Exercised	(82,094)	3.72
Balance, March 31, 2023	9,253,487	$9.38	7.98	$44
The aggregate intrinsic values of options outstanding was calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on March 31, 2023. There was no future tax benefit related to options exercised, as the Company had accumulated net operating losses as of March 31, 2023 and December 31, 2022.
The weighted-average grant-date fair value per share of stock options granted, using the Black-Scholes option pricing model, was $1.49 during the three months ended March 31, 2023.
As of March 31, 2023 and December 31, 2022, there was $29.8 million and $35.4 million of unrecognized stock-based compensation related to stock options, respectively, which is expected to be recognized over a weighted-average period of 2.20 and 2.25 years, respectively.
2020 Employee Stock Purchase Plan
In October 2020, the Company adopted its 2020 Employee Stock Purchase Plan (ESPP), which initially reserved 688,000 shares of the Company’s common stock for employee purchase under terms and provisions established by the Board of Directors. The number of shares of our common stock reserved for issuance under the ESPP automatically increased in 2021 and continues to increase through 2030, by the lesser of (i) 1.0% of the total number of shares of common stock outstanding on December 31 of the immediately preceding year, and (ii) 1,376,000 shares, except before the date of any increase, the Board of Directors may determine that such

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
increase will be less than the amount set forth in clauses (i) and (ii). The Company has 2,027,319 shares reserved for future issuance as of March 31, 2023.
Restricted Stock
Restricted stock awards and units as of March 31, 2023 are summarized as follows:

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Unvested, December 31, 2022	2,297,745	$9.18
Granted	1,209,648	2.08
Vested and converted to shares	(304,224)	12.83
Forfeited	(313,254)	6.24
Unvested, March 31, 2023	2,889,915	$6.15	1.93	$4,219
As of March 31, 2023, there was $13.7 million of unrecognized stock-based compensation related to RSUs, which is expected to be recognized over a weighted average period of 1.40 years.
As of March 31, 2023, there was $0.2 million of unrecognized stock-based compensation related to RSAs, which is expected to be recognized over a weighted average period of 1.33 years.
Stock-Based Compensation Summary
Total stock-based compensation expense related to stock options, restricted stock units, restricted stock awards and the employee stock purchase plan for the three months ended March 31, 2023 and 2022 is as follows:

	Three months ended March 31,
	2023	2022
	(in thousands)
Research and development expenses	$3,112	$3,804
General and administrative expenses	3,495	3,984
Total stock-based compensation expense	$6,607	$7,788

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
The deposits received are initially recorded in current portion of other liabilities and other noncurrent liabilities for the noncurrent portion. The liabilities are reclassified to common stock and paid-in capital as the repurchase right lapses. At March 31, 2023 and December 31, 2022, there was $0.7 million and $0.9 million recorded in current portion of other liabilities, and $0.1 million and $0.2 million recorded in other noncurrent liabilities, respectively, related to shares held by employees and nonemployees that were subject to repurchase.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
9.INCOME TAXES
The Company did not record any income tax expense for the three months ended March 31, 2023 and 2022. The Company has incurred net operating losses for all the periods presented and has not reflected any benefit of such net operating loss carryforwards in the accompanying condensed financial statements. The Company has recorded a full valuation allowance against all of its deferred tax assets as it is not more likely than not that such assets will be realized in the near future.
It is the Company’s policy to record penalties and interest related to income taxes as a component of income tax expense. The Company has not recorded any interest or penalties related to income taxes during the three months ended March 31, 2023 and 2022. The Company has not identified any new uncertain tax positions as of March 31, 2023. Unrecognized tax benefits are not expected to change during the next 12 months. The reversal of the unrecognized tax benefits would not affect the effective tax rate. The Company is subject to examination by U.S. federal and state tax authorities for all years since its inception.
10.NET LOSS PER SHARE
The following table summarizes the computation of basic and diluted net loss per share of the Company for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
	(in thousands, except share and per share amounts)
Net loss	$(26,238)	$(36,263)
Weighted-average common stock outstanding, basic and diluted	57,147,253	55,839,336
Net loss per share, basic and diluted	$(0.46)	$(0.65)
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

	March 31, 2023	March 31, 2022
Stock options to purchase common stock	9,031,255	7,539,416
Early exercised stock options subject to future vesting	222,232	578,662
Restricted stock awards subject to future vesting	45,725	80,016
Restricted stock units subject to future vesting	2,844,190	1,383,752
Expected shares to be purchased under Employee Stock Purchase Plan	1,075,994	380,500
Total	13,219,396	9,962,346
In addition to the potentially dilutive securities noted above, the Company also has the option under its agreement with Tempus to issue common shares upon the achievement of specified milestones (see Note 11). Because the necessary conditions for issuance of the shares had not been met as of March 31, 2023, the Company excluded these shares from the table above.
11.COMMITMENTS AND CONTINGENCIES
R&D Services Agreement
In October 2021, the Company entered into an agreement for research and development services (Tempus Agreement) with Tempus Labs, Inc. (Tempus), pursuant to which Tempus agreed to provide the Company with

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
research and development services for a period of three years. The three primary services are analytical services, data licensing, and organoid services. The Company intends to utilize the services contemplated under the Tempus Agreement to advance the development of KB-0742 and lanraplenib.
In consideration for the access to the services throughout the term of the Tempus Agreement, the Company has agreed to pay an annual minimum commitment of $1.5 million in year one, $2.0 million in year two, and $2.5 million in year three. Payments are made in quarterly installments. As of March 31, 2023 and December 31, 2022, the Company has paid $2.5 million and $1.1 million respectively under the Tempus Agreement.
In addition, the Company is required to make milestone payments upon successful achievement of certain regulatory milestones for KB-0742, lanraplenib, and other discovery pipeline compounds up to a combined maximum of $22.4 million. For each milestone payment that becomes due, the Company has the right to pay up to 50% of such milestone payment amount in shares of its common stock as long as certain regulatory requirements are met. As of March 31, 2023 and December 31, 2022, the Company determined that achievement of the milestones is not probable and therefore no corresponding liability has been recorded.
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
12.LEASES
In March 2020, the Company entered into an 11-year lease agreement to move its research and development operations from 21 Erie Street, Cambridge, Massachusetts, to a 40,514 square-feet facility at 301 Binney Street, Cambridge, Massachusetts (Cambridge facility). The lease commenced on February 28, 2020 with an initial annual base rent of $4.1 million. The initial rent payment was paid as of September 30, 2020, with rent payments escalating 3.0% annually after the initial 12 payments. The Company executed a letter of credit for $2.0 million in connection with the lease. The lease includes $3.7 million in certain tenant improvement allowances, which the

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
Company included in its calculation of the right-of-use asset in the lease at commencement. As of March 31, 2023, $3.7 million in improvement costs incurred by the Company were reimbursed by the lessor and are now included within the total lease liability. In connection with the lease, the Company recognized an operating lease right-of-use asset of $21.5 million and $21.9 million and an aggregate lease liability of $27.5 million and $28.0 million as of March 31, 2023 and December 31, 2022, respectively. The remaining lease term is 7 years and 11 months, and the estimated incremental borrowing rate is 8.50%.
In February 2021, the Company entered into a new lease agreement for its office space in San Mateo, California totaling 17,340 square-feet. The initial annual base rent for the new space was $1.2 million, and such amount increases by 3% annually on each anniversary of the new premises commencement date. In connection with the larger space leased, the Company made a one-time cash security deposit in the amount of $59,000. The lease commenced in April 2021 and terminates August 31, 2026. In connection with the lease, the Company recognized an operating lease right-of-use asset of $2.6 million and $2.8 million and an aggregate lease liability of $3.5 million and $3.7 million as of March 31, 2023 and December 31, 2022, respectively. The remaining lease term is 3 years and 3 months, and the estimated incremental borrowing rate is 11.18%.
The following table summarizes the presentation of the Company’s operating leases in its balance sheets as of March 31, 2023 and December 31, 2022:

Balance Sheet Caption	March 31, 2023	December 31, 2022
	(in thousands)
Assets:
Operating lease assets	$24,123	$24,707
Liabilities:
Current portion of operating lease liabilities	$3,032	$2,347
Noncurrent operating lease liabilities	27,945	28,744
Total operating lease liabilities	$30,977	$31,091

The following table summarizes the effect of operating lease costs in the Company’s statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022:

Statement of Operations and Comprehensive Loss Caption	Three months ended March 31,
	2023	2022
	(in thousands)
Research and development	$767	$767
General and administrative	511	511
Total operating lease cost	$1,278	$1,278
The Company made cash payments of $0.9 million and $1.0 million under the lease agreements during the three months ended March 31, 2023 and 2022, respectively.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
The undiscounted future non-cancellable lease payments under the Company's operating leases as of March 31, 2023 for the next five years and thereafter is expected to be as follows:

Period Ending December 31,	Amount
(in thousands)
2023	$4,211
2024	5,749
2025	1,327
2026	5,405
2027 and thereafter	21,298
Total undiscounted lease payments	37,990
Less: Present value adjustment	(7,013)
Present value of operating lease liabilities	$30,977
13.RELATED PARTIES
On December 1, 2017, the Company entered into a services agreement with Two River Consulting, LLC (Two River) to provide various clinical development, operational, managerial, accounting and financial, and administrative services to the Company. Arie Belldegrun, M.D., FACS, the Chairman of the Board of Directors, is the Chairman of Two River. Mr. Joshua Kazam and Mr. David Tanen, each a director of the Company, are each partners of Two River. Mr. Christopher Wilfong, a strategic advisor to the Company, is an Operating Partner of Two River and Mr. Sean Algeo, serving as a financial consultant to the Company, is the Chief Financial Officer of Two River. During the three months ended March 31, 2023 and 2022, the Company incurred expenses of $24,030 and $23,000, respectively, for these services.
In 2019, the Company entered into a consulting agreement with Bellco Capital, LLC (Bellco) to provide various executive services to the Company. Arie Belldegrun, M.D., FACS, the Chairman of the Board of Directors, is the Chairman of Bellco. Rebecka Belldegrun, M.D., who served as a director of the Company through January 25, 2021, is the President and Chief Executive Officer of Bellco. During the three months ended March 31, 2023 and 2022, the Company incurred expense of $6,300 and $6,300, respectively, for these services.
14.Collaboration and License Agreement
On January 6, 2023, the Company entered into a Collaboration and License Agreement (the “Agreement”) with Genentech, Inc., a member of the Roche Group (“Genentech”). Pursuant to the Agreement, the parties have agreed to initially collaborate on two discovery research programs in oncology, each focused on a designated transcription factor, to discover small-molecule GLP-Tox-ready candidates that modulate transcription factor targets selected by Genentech. Each discovery research program will primarily consist of (i) a mapping phase with the goal of identifying the transcription regulatory network for such designated transcription factor, and (ii) a screening phase having the goal of identifying and characterizing multiple screening hits suitable for nomination as a preclinical development program.
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

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
The term of the discovery research programs under the Agreement will be up to 24 months, which may be extended by six months at the Company’s option subject to satisfying certain conditions.
Unless earlier terminated, the Agreement will remain in effect for each product licensed under the Agreement until expiration of the royalty term for such licensed product. Genentech has the right to terminate this Agreement in its entirety, or with respect to a particular discovery research program or Hit Program, in its sole discretion, at any time by providing 60 days’ advance written notice to the Company. Each party may also terminate the Agreement upon the other party’s material breach that remains uncured for90 days (or 45 days in the event of nonpayment), or in the event of certain insolvency events involving the other party.
The Company evaluated the agreement and determined it was within the scope of ASC 606. The Company determined there were performance obligations to perform research and development services. Each consists of various exclusive and non-exclusive licenses to use the Company’s intellectual property and know-how, initial discovery activities, and substitution of the designated transcription factor. The Company also identified customer options contained within the contract to perform further research and development services that were deemed a material right as these involved a discount to Genentech that they would not have otherwise received. As a result, the material rights for various options were recognized as separate performance obligations and the transaction price was allocated to the material rights based on the relative standalone selling price, the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until the option is exercised. The transaction price was determined to consist of the upfront payment of $20.0 million. Potential development and regulatory milestones have been fully constrained. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to Genentech.
The Company determined that the performance obligations are satisfied over time, and therefore, the related revenue will be recognized as research and development services are provided. The Company recognized $1.2 million in revenue during the three months ended March 31, 2023 using the cost-based input model related to the research and development activities associated with the identified performance obligations. The remaining $18.8 million of the upfront payment is included in short and long-term deferred revenue as of March 31, 2023 and will be recognized as the performance obligations are satisfied.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the condensed financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited financial statements and related notes as of and for the fiscal year ended December 31, 2022 included in our Annual Report on Form 10-K, as filed with the SEC on March 15, 2023.
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

The following chart summarizes the current stages of our development programs, including KB-0742 and lanraplenib:
In our research efforts, we are leveraging our product engine to drive multiple oncology discovery programs targeting dysregulated transcription factors and their associated TRNs. Some of the most powerful oncogenes in all of human cancer encode transcription factors: proteins that bind to specific DNA sequences on the genome and control how sets of genes are turned on and off. Transcription factors historically have been difficult to target in drug development because they are typically intrinsically disordered, adopting a functional structure only when assembled with a complex of cofactors in the nucleus on the genome. Transcription factors with aberrant expression or activity result in dysregulated TRNs, which are frequently responsible for reprogramming healthy cells into cancerous tumor cells. Therapeutically modulating dysregulated transcription factors requires a sophisticated and holistic approach due to their complexity and their regulation of complex TRNs in a context-dependent manner. Based on this work, in November 2021, we announced the advancement of two programs, one focused on the MYC TRN and one focused on the androgen receptor (AR) TRN, which we are continuing to advance
In addition, in January 2023, we entered into a research collaboration with Genentech, focused on discovering and developing small-molecule drugs that modulate transcription factor targets selected by Genentech. Under the collaboration, we will leverage our proprietary drug discovery platform, including the small molecule microarray, for hit finding, to build upon research conducted by Genentech.
Since our formation, we have incurred significant operating losses, primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. Our net loss was $26.2 million and $36.3 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $422.4 million. As of March 31, 2023, we had $241.3 million of cash, cash equivalents and investments. We expect to continue to incur net losses for the foreseeable future, and we expect to continue to make significant investments in our research and development and general and administrative functions.

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
In consideration for the access to the services throughout the term of the Tempus Agreement, we have agreed to pay an annual minimum commitment of $1.5 million in year one, $2.0 million in year two, and $2.5 million in year three. Payments are made in quarterly installments. As of March 31, 2023, we have paid $2.5 million under the Tempus Agreement.
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

Components of Our Results of Operations
Revenues
As of March 31, 2023, our revenue has been exclusively generated from our collaboration and license agreement with Genentech, Inc. We received a $20.0 million upfront payment from Genentech in February 2023 and are eligible for additional milestone payments upon achievement of certain preclinical, clinical and regulatory (including first-sale) milestones. See Note 14 to our financial statements appearing elsewhere in this Quarterly Report for more information related to our recognition of revenue and the Genentech, Inc. agreement.
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
We expense research and development costs as the services are performed or the goods are received. We recognize costs for certain development activities based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors and our internal management. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our condensed financial statements as prepaid or accrued research and development expenses.
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

Results of Operations
Comparison of Three Months Ended March 31, 2023 and 2022
The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Revenue	$1,221	$—	$1,221
Operating expenses:
Research and development	$19,658	$24,438	$(4,780)
General and administrative	10,056	11,927	(1,871)
Total operating expenses	29,714	36,365	(6,651)
Loss from operations	(28,493)	(36,365)	7,872
Other income (expense), net:
Interest and other income, net	2,255	102	2,153
Total other income (expense), net	2,255	102	2,153
Net loss	$(26,238)	$(36,263)	$10,025

Revenue
Revenue was $1.2 million for the three months ended March 31, 2023 and zero for the three months ended March 31, 2022. The increase of $1.2 million was due to the revenue recognized under the Collaboration and License Agreement entered into with Genentech in January 2023.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Direct Costs(1)	$9,460	$13,204	$(3,744)
Indirect Costs:
Personnel	8,158	9,364	(1,206)
Facilities, depreciation and other expenses(1)	2,039	1,870	169
Total research and development expenses	$19,657	$24,438	$(4,781)
(1) Certain costs have been reclassified from Facilities, depreciation and other expenses to Direct Costs, and the prior period amounts have been adjusted by $2.5 million for comparison purposes.
Research and development expenses were $19.7 million for the three months ended March 31, 2023 compared to $24.4 million for the three months ended March 31, 2022. The decrease of $4.8 million was primarily due to a decrease of $3.8 million in consulting and outside services related to the discontinuation of our Phase III entospletinib trial in the fourth quarter of 2022, a decrease of $0.5 million in personnel costs and a decrease of $0.7 million in stock compensation expense. These decreases were partially offset by an increase of $0.1 million in lab costs and an increase of $0.1 million in facilities, depreciation, and other expenses.
General and Administrative Expenses

General and administrative expenses were $10.1 million for the three months ended March 31, 2023 compared to $11.9 million for the three months ended March 31, 2022. The decrease of $1.9 million was primarily due to a decrease of $1.2 million in professional fees primarily attributable to insurance and other professional services, a decrease in stock-based compensation of $0.5 million, primarily attributable to decreased general and administrative personnel headcount and a decrease of $0.1 million in other expenses.
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
As of March 31, 2023, we had cash, cash equivalents and investments of $241.3 million. We expect that our cash, cash equivalents and investments as of March 31, 2023, will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2025.
Material Cash Requirements
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related KB-0742 and lanraplenib, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
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
Contractual Obligations and Commitments
In March 2020, we entered into a lease agreement for our research and development operations facility at 301 Binney Street, Cambridge, Massachusetts (Cambridge facility). The initial annual base rent was $4.1 million with rent payments escalating 3.0% annually after the initial 12 payments. We executed a letter of credit for $2.0 million in connection with the lease. The remaining lease term is 7 years and 11 months.
In February 2021, the Company entered into a new lease agreement for its office space in San Mateo, California totaling 17,340 square-feet. The initial annual base rent for the new space was $1.2 million, and such amount increases by 3% annually on each anniversary of the new premises commencement date. In connection with the larger space leased, the Company made a one-time cash security deposit in the amount of $59,000. The lease commenced in April 2021 and terminates August 31, 2026.
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
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2023	2022
	(unaudited)
	(in thousands)
Cash used in operating activities	$(5,947)	$(23,484)
Cash used in investing activities	(6,355)	(26,336)
Cash provided by financing activities	—	529
Net decrease in cash and cash equivalents	$(12,302)	$(49,291)
Operating Activities
During the three months ended March 31, 2023, cash used in operating activities was $5.9 million, which was primarily attributable to our net loss of $26.2 million, partially offset by non-cash charges of $6.7 million and changes in operating assets and operating liabilities, net, of $13.6 million. The non-cash charges primarily consisted of $6.6 million in stock-based compensation, depreciation and amortization of $0.6 million, noncash lease expense of $0.6 million, accrued interest on investment securities of $0.2 million partially offset by a decrease related to net amortization and accretion of investment securities of $1.3 million.
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
Investing Activities
During the three months ended March 31, 2023, cash used in investing activities was $6.4 million, consisting of $102.6 million in purchases of marketable securities partially offset by $96.4 million in maturities of marketable securities.
During the three months ended March 31, 2022, cash used in investing activities was $26.3 million, consisting of $94.5 million in purchases of marketable securities and $0.4 million for the purchase of property and equipment partially offset by $68.6 million in maturities of marketable securities.
Financing Activities
During the three months ended March 31, 2023, there was no cash provided by or used in financing activities.

During the three months ended March 31, 2022, net cash provided by financing activities was $0.5 million, consisting solely of proceeds from the exercise of stock options.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our condensed financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
We consider the assumptions and estimates associated with revenues, accrued research and development expenditures, and stock-based compensation to have the most significant impact on our condensed financial statements and therefore we consider these to be our critical accounting policies and estimates.
Revenue Recognition
We recognize revenue in accordance with the provisions of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). We recognize revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods and services. To determine revenue recognition for arrangements within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as the Company satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer
We evaluate the promised goods or services in these agreements to determine which ones represent distinct performance obligations. These agreements may include the following types of promised goods or services: (i) grants of licenses, (ii) performance of research and development services, and (iii) participation on joint research and/or development committees. They also may include options to obtain further research and development services and licenses to our intellectual property. The payment terms of these agreements may include nonrefundable upfront fees, payments for electing the contractual options, payments based upon the achievement of certain milestones, and royalty payments based on product sales derived from the collaboration.
We exercise judgment in assessing those promised goods and services that are distinct and thus representative of performance obligations. To the extent we identify multiple performance obligations in a contract, the Company must develop assumptions that require judgment to determine the estimated standalone selling price for each performance obligation in order to allocate the transaction price among the identified performance obligations. The transaction price is allocated on a relative standalone selling price basis.
Prior to recognizing revenue, we make estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are re-assessed each reporting period as required.
We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligations when or as the performance obligations are satisfied. For performance obligations satisfied over time, we estimate the efforts needed to complete the performance obligations and recognizes revenue by measuring the progress towards complete satisfaction of the performance obligations using an input measure. For arrangements that include sales-based royalties, including commercial milestone payments based on pre-specified level of sales, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligations to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Achievement of these royalties and commercial milestones may solely depend upon the performance of the licensee. Funds received in advance are recorded as deferred revenue and are recognized as the related performance obligations are satisfied.
There are no performance, cancellation, termination, or refund provisions in any of the arrangements that contain material financial consequences to us.
Accrued Research and Development Expenses
As part of the process of preparing our condensed financial statements, we are required to estimate our accrued research and development and manufacturing expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in our condensed financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:
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
•Expected Volatility—We use an average historical stock price volatility of comparable public companies within the biotechnology and pharmaceutical industry that were deemed to be representative of future stock price trends, in addition to some consideration to our own stock price volatility. We continue to utilize comparable public companies as part of this process as we do not have sufficient trading history for our common stock. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our cash equivalents and investments as of March 31, 2023 consist of money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. A one percent change in the interest rates in effect on March 31, 2023 would not have had a material effect on the fair market value of our cash equivalents and investments.
Foreign Currency Exchange Risk
All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that permit us to satisfy our payment obligations in U.S. dollars (at prevailing exchange rates) but have underlying payment obligations denominated in foreign currencies, primarily including the Euro and GBP. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our condensed financial statements, and we have not had a formal hedging program with respect to foreign currency. A one percent increase or decrease in exchange rates at March 31, 2023 would not have had a material effect on our condensed financial statements.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in litigation or other legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2023, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material effect on our business.

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

RISK FACTORS
We have identified the following material factors that make an investment in our common stock speculative or risky. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making investment decisions regarding our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. The risks described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. We have marked with an asterisk (*) those risk factors that were not included as separate risk factors in, or reflect changes from the similarly titled risk factors included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (SEC) on February 24, 2022.
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
We have incurred significant net losses in each period since we commenced operations in June 2017. For the three months ended March 31, 2023 and 2022, we reported net losses of $26.2 million and $36.3 million, respectively. As of March 31, 2023, we had an accumulated deficit of $422.4 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:
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
We had cash, cash equivalents, and investments of $241.3 million as of March 31, 2023. We believe that, based upon our current operating plan, our existing capital resources will enable us to fund our planned operating expenses and capital expenditure requirements into the second quarter of 2025. However, we have based this estimate on our current development plans and assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control, including as a result of global supply chain issues, inflation, high interest rates, bank failures, a resurgence of COVID-19 or another health epidemic or pandemic. In any event, our future capital requirements will depend on many factors, including:
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
•interruptions to operations of clinical sites, manufacturers, suppliers, or other vendors from geopolitical events, such as the military action initiated by Russia against Ukraine, or from COVID-19 or another health epidemic or pandemic.
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
If we are unable to successfully develop companion diagnostic tests for our product candidates that require such tests, experience significant delays in doing so, or are unable to obtain any necessary FDA approvals of such tests, we may not be able to obtain approval for our product candidates, may be delayed in doing so, or may not realize the full commercial potential of these product candidates.*
In developing a product candidate for certain indications, we may decide to use a biomarker-based test to identify patients for enrollment or monitor patients in clinical trials. For example, we are used a biomarker-based test to identify patients for enrollment in our discontinued registrational Phase 3 clinical trial of entospletinib in combination with intensive chemotherapy for the treatment of AML patients with NPM1 mutations, and would plan to use a biomarker-based test to identify patients for enrollment if lanraplenib moves into a registrational Phase 3 trial. If the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. The FDA generally requires contemporaneous approvals of a new companion diagnostic with the proposed therapeutic. To date, the FDA has required premarket approval of all companion diagnostics for cancer therapies. As such, if a satisfactory companion diagnostic is not commercially available, we may be required to create or obtain one that would be subject to regulatory approval or clearance requirements.
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
We are currently conducting, and may in the future conduct clinical trials for our product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.*
We are currently conducting, and may in the future choose to conduct clinical trials outside the United States, or include study sites outside the United States, including in Europe or Asia. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the sole basis of foreign data unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence; and (iii) the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Otherwise, for studies that are conducted at sites outside of the United States and not subject to an IND and which are intended to support a marketing application, the FDA requires the clinical trial to have been conducted in accordance with good clinical practice (GCP) requirements and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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
We have grown rapidly and will need to continue to grow the size of our organization and expand our capabilities, and we may experience difficulties in managing this growth.*
As of March 31, 2023, we had 94 full-time employees. As of January 1, 2019, we had nine full-time employees and since then, we have expanded our executive and leadership team with the additions of our Chief Medical Officer and Executive Vice President, Clinical Development, our Chief Scientific Officer, our Chief Operating Officer and General Counsel, our Chief Financial Officer, our Senior Vice President, Pharmaceutical Development and Manufacturing, and our Senior Vice President of Clinical Development. We expect to experience continued growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, research science, clinical operations, manufacturing and regulatory affairs. In addition, we are building a self-sufficient accounting and finance group within our company, and have relied and continue to rely on a third-party accounting consulting firm to augment our internal accounting and finance function. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel.
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
If our information technology systems or data, or those of the third parties upon which we rely, are or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, regulatory investigations or actions, litigation, fines and penalties, interruptions to our operations such as our clinical trials, claims that we breached our data protection obligations, harm to our reputation, and a loss of future customers or sales and other adverse consequences.*
In the ordinary course of business, we, or the third parties upon which we rely, may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) proprietary, confidential, and sensitive data (including but not limited to intellectual property, proprietary business information, clinical trial information, and personal data). We have also outsourced elements of our operations to third parties, and as a result we rely on a number of third-party contractors who have access to our proprietary, confidential, and sensitive data, including health-related data. We may share or receive sensitive data with or from third parties. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place.
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
Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and investments. As of March 31, 2023, we have used $26.1 million of the net proceeds from our IPO for working capital purposes.
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

=ITEM 6. EXHIBITS

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

10.1*‡
Collaboration and License Agreement between the registrant and Genentech, Inc. and F. Hoffmann-La Roche Ltd., dated January 6, 2023 (incorporated by reference to Exhibit 10.16 to the registrant’s Annual Report on Form 10-K (File No. 001-39592), filed with the SEC on March 15, 2023).

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

KRONOS BIO, INC.

Date:	May 10, 2023	By:	/s/ Norbert Bischofberger
Norbert Bischofberger, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2023	By:	/s/ Yasir Al-Wakeel
Yasir Al-Wakeel, BM BCh
Chief Financial Officer and Head of Corporate Development
(Principal Financial and Accounting Officer)