Form 10-Q
period 2023-06-30
Kronos Bio, Inc.
filed 2023-08-08
CIK 1741830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No
As of August 2, 2023 the registrant had 58,316,520 shares of common stock, $0.001 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
KRONOS BIO, INC.
Condensed Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022(1)
Assets
Current assets:
Cash and cash equivalents	$44,396	$75,973
Short-term investments	175,064	162,212
Prepaid expenses and other current assets	4,662	6,106
Total current assets	224,122	244,291
Long-term investments	244	9,762
Property and equipment, net	11,805	12,985
Operating lease right-of-use assets	21,251	24,707
Restricted cash	2,026	2,026
Other noncurrent assets	1,167	1,167
Total assets	$260,615	$294,938
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$2,676	$5,047
Accrued expenses	6,936	12,963
Current portion of operating lease liabilities	3,038	2,347
Current portion of deferred revenue	8,824	—
Current portion of other liabilities	581	1,129
Total current liabilities	22,055	21,486
Noncurrent operating lease liabilities	27,126	28,744
Deferred revenue, net of current portion	8,092	—
Other noncurrent liabilities	—	209
Total liabilities	57,273	50,439
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 200,000,000 authorized as of June 30, 2023 and December 31, 2022; 58,122,299 and 56,967,436 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	58	57
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued and outstanding.
Additional paid-in capital	655,920	641,422
Accumulated deficit	(452,167)	(396,188)
Accumulated other comprehensive income (loss)	(469)	(792)
Total stockholders' equity (deficit)	203,342	244,499
Total liabilities and stockholders’ equity (deficit)	$260,615	$294,938
(1) The balance sheet as of December 31, 2022 is derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue	$1,864	$—	$3,084	$—
Operating expenses:
Research and development	22,673	22,706	42,331	47,142
General and administrative	11,359	10,824	21,415	22,752
Total operating expenses	34,032	33,530	63,746	69,894
Loss from operations	(32,168)	(33,530)	(60,662)	(69,894)
Other income (expense), net:
Interest and other income, net	2,427	627	4,683	728
Total other income (expense), net	2,427	627	4,683	728
Net loss	$(29,741)	(32,903)	(55,979)	(69,166)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	(109)	(491)	323	(622)
Net comprehensive loss	$(29,850)	$(33,394)	$(55,656)	$(69,788)
Net loss per share, basic and diluted	$(0.52)	$(0.59)	$(0.98)	$(1.24)
Weighted-average shares of common stock, basic and diluted	57,397,931	56,116,070	57,273,284	55,978,482
The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Condensed Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2022	56,967,436	$57	$641,422	$(792)	$(396,188)	$244,499
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	386,318	—	305	—	—	305
Stock-based compensation expense	—	—	6,607	—	—	6,607
Net unrealized gain (loss) on available-for-sale securities	—	—	—	432	—	432
Net loss	—	—	—	—	(26,238)	(26,238)
Balance at March 31, 2023	57,353,754	$57	$648,334	$(360)	$(422,426)	$225,605
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	521,497	1	332	—	—	333
Stock-based compensation expense	—	—	6,906	—	—	6,906
Employee stock purchase plan	247,048	—	348	—	—	348
Net unrealized gain (loss) on available-for-sale securities	—	—	—	(109)	—	(109)
Net loss	—	—	—	—	(29,741)	(29,741)
Balance at June 30, 2023	58,122,299	$58	$655,920	$(469)	$(452,167)	$203,342

Balance, December 31, 2021	55,703,327	$56	$608,064	$(39)	$(262,984)	$345,097
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	361,182	—	529	—	—	529
Stock-based compensation expense	—	—	7,788	—	—	7,788
Net unrealized gain (loss) on available-for-sale securities	—	—	—	(131)	—	(131)
Net loss	—	—	—	—	(36,263)	(36,263)
Balance at March 31, 2022	56,064,509	$56	$616,381	$(170)	$(299,247)	$317,020
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	142,189	—	375	—	—	375
Stock-based compensation expense	—	—	8,207	—	—	8,207
Employee stock purchase plan	12,539	—	35	—	—	35
Net unrealized gain (loss) on available-for-sale securities	—	—	—	(491)	—	(491)

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

KRONOS BIO, INC.
Condensed Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(55,979)	$(69,166)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,148	1,121
Net amortization/accretion on available-for-sale securities	(2,735)	563
Change in accrued interest on available-for-sale securities	408	765
Stock-based compensation expense	13,513	15,995
Noncash lease expense	1,185	1,074
Impairment of long-lived assets	2,916	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,304	823
Accounts payable	(2,550)	2,287
Accrued expenses	(6,027)	1,638
Right-of-use operating assets and liabilities, net	(927)	(801)
Deferred revenue	16,916	—
Current portion of other liabilities and other noncurrent liabilities	(144)	(303)
Net cash provided by (used in) operating activities	(30,972)	(46,004)

Cash flows from investing activities:
Purchase of property and equipment	(434)	(452)
Purchase of available-for-sale securities	(140,320)	(216,117)
Maturities of marketable securities	139,773	149,003
Sale of marketable securities	—	501
Net cash provided by (used in) investing activities	(981)	(67,065)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	28	904
Proceeds from issuance of common stock under the employee stock purchase plan	348	35
Net cash provided by (used in) financing activities	376	939

Net increase (decrease) in cash and cash equivalents	(31,577)	(112,130)
Cash, cash equivalents and restricted cash at beginning of period	77,999	200,296
Cash, cash equivalents and restricted cash at end of period	$46,422	$88,166

Supplemental disclosures of non-cash activities:
Property and equipment additions included in accounts payable and accrued expenses	$199	$—

Cash and cash equivalents at end of period	$44,396	$86,140
Restricted cash at end of period	2,026	2,026
Cash, cash equivalents and restricted cash at end of period	$46,422	$88,166

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
Unaudited Interim Financial Information
The accompanying condensed balance sheet as of June 30, 2023, the condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022, the condensed statements of stockholders’ equity (deficit) as of June 30, 2023 and 2022, the condensed statements of cash flows for the six months ended June 30, 2023 and 2022, and the financial data and other financial information disclosed in the notes to the condensed financial statements are unaudited. The unaudited interim condensed financial statements have been prepared on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2023 and the results of its operations for the three and six months ended June 30, 2023 and 2022. The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the full year ending December 31, 2023, any other interim periods, or any future year or period. These condensed financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 15, 2023 (Annual Report)
Need for Additional Capital
The Company has incurred net losses since its inception of $452.2 million as of June 30, 2023. The Company expects that its cash, cash equivalents and investments as of June 30, 2023 will be sufficient to fund its operations for a period of at least one year from the date of issuance of these condensed financial statements. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital.
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

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
2.SIGNIFICANT ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
Significant Accounting Policies
In 2023, the Company began to recognize revenue related to research and development services and licenses. Refer below for a description of the revenue recognition policy. There have been no additional changes to the accounting policies during the six months ended June 30, 2023, as compared to the significant accounting policies described in Note 2 of the “Notes to Financial Statements” of the Company’s audited financial statements included in its Annual Report for the year ended December 31, 2022.
Use of Estimates
The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed financial statements include, but are not limited to, revenue, the accrual of research and development expenses, the fair value of investments, the fair value of the Company’s long-lived assets, income tax uncertainties, the valuation of equity instruments and the incremental borrowing rate for determining the operating lease assets and liabilities. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.
Revenue Recognition
The Company recognizes revenue in accordance with the provisions of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company recognizes revenue when the Company’s customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods and services. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.
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
Prior to recognizing revenue, the Company makes estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are reassessed each reporting period as required.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligations when or as the performance obligations are satisfied. For performance obligations satisfied over time, the Company estimates the efforts needed to complete the performance obligations and recognizes revenue by measuring the progress towards complete satisfaction of the performance obligations using an input measure. For arrangements that include sales-based royalties, including commercial milestone payments based on pre-specified level of sales, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligations to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Achievement of these royalties and commercial milestones may solely depend upon the performance of the licensee. Funds received in advance are recorded as deferred revenue and are recognized as the related performance obligations are satisfied.
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
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023
	Level 1	Level 2	Level 3	Fair Value
		(in thousands)
Financial Assets:
Money market funds	$26,601	$—	$—	$26,601
Certificates of deposit	974	—	—	974
Commercial paper	—	727	—	727
Corporate bonds	—	17,205	—	17,205
U.S. agency securities	—	2,491	—	2,491
U.S. treasury securities	162,023	—	—	162,023
Total financial assets	$189,598	$20,423	$—	$210,021

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
The Company did not have any financial assets or liabilities as of June 30, 2023 and December 31, 2022 that required Level 3 inputs.

4.INVESTMENTS
The fair value and amortized cost of available-for-sale securities by major security type as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
		(in thousands)
Money market funds	$26,601	$—	$—	$26,601
Certificates of deposit	980	—	(6)	974
Commercial paper	727	—	—	727
Corporate bonds	17,225	1	(21)	17,205
U.S. agency securities	2,500	—	(9)	2,491
U.S. treasury securities	162,457	8	(442)	162,023
Total cash equivalents and investments	$210,490	$9	$(478)	$210,021

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$49,003	$—	$—	$49,003
Certificates of deposit	490	—	—	490
Commercial paper	1,667	—	—	1,667
Corporate bonds	30,683	3	(29)	30,657
U.S. agency securities	13,024	—	(24)	13,000
U.S. treasury securities	139,477	4	(747)	138,734
Total cash equivalents and investments	$234,344	$7	$(800)	$233,551
These available-for-sale securities were classified on the Company’s condensed balance sheets as of June 30, 2023 and December 31, 2022 as:

	Fair Value
	June 30, 2023	December 31, 2022
	(in thousands)
Cash equivalents	$34,713	$61,577
Short-term investments	175,064	162,212
Long-term investments	244	9,762
Total cash equivalents and investments	$210,021	$233,551
The fair values of available-for-sale securities by contractual maturity as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
	(in thousands)
Due in 1 year or less	$183,177	$174,786
Due in 1 to 2 years	244	9,762
Total	$183,421	$184,548

As of June 30, 2023 and December 31, 2022, the remaining contractual maturities of available-for-sale securities were less than two years, respectively. There have been no significant realized losses on available-for-sale securities for any of the periods presented in the accompanying condensed financial statements. As of June 30, 2023 and December 31, 2022, securities with a fair value of $22.3 million and zero, respectively, were in a continuous net unrealized loss position of $0.2 million and zero, respectively, for more than 12 months. Unrealized losses on available-for-sale securities are not attributed to credit risk for any of the periods presented. The Company believes that it is more likely than not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors. To date, the Company has not recorded any impairment charges on available-for-sale securities.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
5.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(in thousands)
Accrued interest on short-term available-for-sale securities	$343	$572
Prepaid equipment service contracts	246	289
Prepaid external research and development and outside services	1,808	2,276
Prepaid software	1,260	905
Prepaid insurance	630	1,630
Other prepaid expenses	375	434
Total prepaid expenses and other current assets	$4,662	$6,106

6.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(in thousands)
Property and equipment:
Lab equipment	$9,075	$8,475
Leasehold improvements	8,703	9,348
Furniture and fixtures	619	619
Computer equipment	71	58
Total property and equipment	18,468	18,500
Less: Accumulated depreciation and amortization	(6,663)	(5,515)
Total property and equipment, net	$11,805	$12,985
Depreciation and amortization expense was $0.6 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively and $1.1 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively.
During the three and six months ended June 30, 2023, the Company recognized a non-cash impairment charge of $0.6 million to the Leasehold improvements. There was no charge in the three and six months ended June 30, 2022. Please refer to Note 12, “Leases,”, section “Impairment of Operating Lease Right-of-Use Asset and Other Long-Lived Assets” for further details.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
7.ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LIABILITIES
Accrued expenses consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(in thousands)
Accrued compensation	$2,471	$4,277
External research and development	3,452	7,694
Accrued outside services	547	945
Accrued taxes	—	40
Other accrued expenses	466	7
Total accrued expenses	$6,936	$12,963

Current portion of other liabilities consist of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(in thousands)
Current portion of unvested early exercised share liability	$490	$891
ESPP withholdings	91	238
Total current portion of other liabilities	$581	$1,129
8.STOCK-BASED COMPENSATION
2020 Equity Incentive Plan
In October 2020, the Company adopted its 2020 Equity Incentive Plan (the 2020 Plan) which replaced the 2017 Equity Incentive Plan (Prior Plan) upon completion of the IPO. The 2020 Plan provides for the grant of incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock awards (“RSA”), restricted stock units (“RSU”), performance awards and other forms of awards to employees, directors, and consultants of the Company. The number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase each year for a period of ten years, beginning in 2021 and continuing through 2030, in an amount equal to (1) 5.0% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or (2) a lesser number of shares determined by the Board of Directors no later than December 31 of the immediately preceding year. As of June 30, 2023, the maximum number of shares of common stock that may be issued was 20,417,192 shares.
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
As of June 30, 2023, there were 3,973,320 shares reserved by the Company under the 2020 Plan for the future issuance of equity awards.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
Stock Options
Stock option activity under the 2020 Plan as of June 30, 2023 is summarized as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, December 31, 2022	7,454,665	$11.83	7.69	$54
Granted	2,962,946	1.97
Forfeited	(961,749)	12.03
Exercised	(200,215)	3.18
Balance, June 30, 2023	9,255,647	$8.84	7.99	$155
The aggregate intrinsic values of options outstanding was calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on June 30, 2023. There was no future tax benefit related to options exercised, as the Company had accumulated net operating losses as of June 30, 2023 and December 31, 2022.
The weighted-average grant-date fair value per share of stock options granted, using the Black-Scholes option pricing model, was $1.32 during the six months ended June 30, 2023.
As of June 30, 2023 and December 31, 2022, there was $25.8 million and $35.4 million of unrecognized stock-based compensation related to stock options, respectively, which is expected to be recognized over a weighted-average period of 2.03 and 2.25 years, respectively.
2020 Employee Stock Purchase Plan
In October 2020, the Company adopted its 2020 Employee Stock Purchase Plan (ESPP), which initially reserved 688,000 shares of the Company’s common stock for employee purchase under terms and provisions established by the Board of Directors. The number of shares of our common stock reserved for issuance under the ESPP automatically increased in 2021 and continues to increase through 2030, by the lesser of (i) 1.0% of the total number of shares of common stock outstanding on December 31 of the immediately preceding year, and (ii) 1,376,000 shares, except before the date of any increase, the Board of Directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). The Company issued 247,048 shares of common stock during both the three and six months ended June 30, 2023 and 12,539 shares of common stock during both the three and six months ended June 30, 2022 under the ESPP. The Company has 1,780,271 shares reserved for future issuance as of June 30, 2023.
Restricted Stock
Restricted stock awards and units as of June 30, 2023 are summarized as follows:

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Unvested, December 31, 2022	2,297,745	$9.18	1.58	$3,722
Granted	1,357,762	2.04
Vested and converted to shares	(707,600)	8.30
Forfeited	(384,969)	6.30
Unvested, June 30, 2023	2,562,938	$6.08	1.93	$4,408
As of June 30, 2023, there was $10.6 million of unrecognized stock-based compensation related to RSUs, which is expected to be recognized over a weighted average remaining vesting life.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
As of June 30, 2023, there was $0.2 million of unrecognized stock-based compensation related to RSAs, which is expected to be recognized over a weighted average remaining vesting life.
Stock-Based Compensation Summary
Total stock-based compensation expense related to stock options, restricted stock units, restricted stock awards and the employee stock purchase plan for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Research and development expenses	$3,123	$4,051	$6,235	$7,855
General and administrative expenses	3,783	4,156	7,278	8,140
Total stock-based compensation expense	$6,906	$8,207	$13,513	$15,995

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
The deposits received are initially recorded in current portion of other liabilities and other noncurrent liabilities for the noncurrent portion. The liabilities are reclassified to common stock and paid-in capital as the repurchase right lapses. At June 30, 2023 and December 31, 2022, there was $0.5 million and $0.9 million recorded in current portion of other liabilities, and zero and $0.2 million recorded in other noncurrent liabilities, respectively, related to shares held by employees and nonemployees that were subject to repurchase.
9.INCOME TAXES
The Company did not record any income tax expense for the three and six months ended June 30, 2023 and 2022. The Company has incurred net operating losses for all the periods presented and has not reflected any benefit of such net operating loss carryforwards in the accompanying condensed financial statements. The Company has recorded a full valuation allowance against all of its deferred tax assets as it is not more likely than not that such assets will be realized in the near future.
It is the Company’s policy to record penalties and interest related to income taxes as a component of income tax expense. The Company has not recorded any interest or penalties related to income taxes during the three and six months ended June 30, 2023 and 2022. The Company has not identified any new uncertain tax positions as of June 30, 2023. Unrecognized tax benefits are not expected to change during the next 12 months. The reversal of the unrecognized tax benefits would not affect the effective tax rate. The Company is subject to examination by U.S. federal and state tax authorities for all years since its inception.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
10.NET LOSS PER SHARE
The following table summarizes the computation of basic and diluted net loss per share of the Company for the three and six months ended June 30, 2023 and 2022 (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net loss	$(29,741)	$(32,903)	$(55,979)	$(69,166)
Weighted-average common stock outstanding, basic and diluted	57,397,931	56,116,070	57,273,284	55,978,482
Net loss per share, basic and diluted	$(0.52)	$(0.59)	$(0.98)	$(1.24)
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
The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each stated period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	June 30, 2023	June 30, 2022
Stock options to purchase common stock	9,115,293	7,766,205
Early exercised stock options subject to future vesting	140,354	469,397
Restricted stock awards subject to future vesting	37,151	71,443
Restricted stock units subject to future vesting	2,525,787	1,417,368
Expected shares to be purchased under Employee Stock Purchase Plan	630,380	—
Total	12,448,965	9,724,413

In addition to the potentially dilutive securities noted above, the Company also has the option under its agreement with Tempus to issue common shares upon the achievement of specified milestones. Please refer to Note 11, “Commitment and Contingencies” for further details. Because the necessary conditions for issuance of the shares had not been met as of June 30, 2023, the Company excluded these shares from the table above.
11. COMMITMENTS AND CONTINGENCIES
Amended Research and Development Services Agreement
In October 2021, as subsequently amended in April 2023, the Company entered into an agreement for research and development services (the Amended Tempus Agreement) with Tempus Labs, Inc. (Tempus), pursuant to which Tempus agreed to provide the Company with research and development services for a period of four years. The three primary services are analytical services, data licensing, and organoid services. The Company intends to utilize the services contemplated under the Amended Tempus Agreement to advance the development of KB-0742 and lanraplenib.
In consideration for the access to the services throughout the term of the Amended Tempus Agreement, the Company has agreed to pay an annual minimum commitment of $1.5 million in year one, $2.5 million in year two, $3.0 million in year three and $2.5 million in year four. Payments are made in quarterly installments. As of June 30, 2023, the Company has paid cumulatively $3.0 million under the Amended Tempus Agreement, including $1.9 million paid for the six months ended June 30, 2023, $1.1 million paid for the year ended December 31, 2022 and null for the year ended December 31, 2021.
In addition, the Company is required to make milestone payments upon successful achievement of certain regulatory milestones for KB-0742, lanraplenib, and other discovery pipeline compounds up to a combined

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
maximum of $22.4 million. For each milestone payment that becomes due, the Company has the right to pay up to 50% of such milestone payment amount in shares of its common stock as long as certain regulatory requirements are met. As of June 30, 2023 and December 31, 2022, the Company determined that achievement of the milestones is not probable and therefore no corresponding liability has been recorded.
Asset Purchase Agreement
In July 2020, the Company entered into an asset purchase agreement (Gilead Asset Purchase Agreement) with Gilead Sciences, Inc. (Gilead), pursuant to which the Company acquired certain assets from Gilead related to entospletinib and lanraplenib, and patents and other intellectual property covering or related to the development, manufacture and commercialization of entospletinib and lanraplenib. Under the agreement, the Company is required to make milestone payments upon successful achievement of certain regulatory and sales milestones for lanraplenib, entospletinib and other SYK inhibitor compounds covered by the patent rights acquired pursuant to the Gilead Asset Purchase Agreement and developed by us as a back-up to entospletinib or lanraplenib (Other Compounds).
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
Purchase Commitments
In the normal course of business, the Company enters into contracts with contract research organizations (CROs) for preclinical and clinical studies and other vendors for services and products. These agreements generally provide for termination or cancellation, other than for costs already incurred and certain wind down costs that may be associated with the termination of a contract or clinical trial program.
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
12.LEASES
In March 2020, the Company entered into an 11-year lease agreement to move its research and development operations from 21 Erie Street, Cambridge, Massachusetts, to a 40,514 square-feet facility at 301 Binney Street, Cambridge, Massachusetts (Cambridge facility). The lease commenced on February 28, 2020 with an initial annual base rent of $4.1 million. The initial rent payment was paid as of September 30, 2020, with rent payments escalating 3.0% annually after the initial 12 payments. The Company executed a letter of credit for $2.0 million in connection with the lease. The lease includes $3.7 million in certain tenant improvement allowances, which the Company included in its calculation of the right-of-use asset in the lease at commencement. As of June 30, 2023, $3.7 million in improvement costs incurred by the Company were reimbursed by the lessor and are now included within the total lease liability. In connection with the lease, the Company recognized an operating lease right-of-use asset of $19.2 million and $21.9 million and an aggregate lease liability of $27.0 million and $28.0 million as of June 30, 2023 and December 31, 2022, respectively. The remaining lease term is 7 years and 8 months, and the estimated incremental borrowing rate is 8.50%.
In February 2021, the Company entered into a new lease agreement for its office space in San Mateo, California totaling 17,340 square-feet. The initial annual base rent for the new space was $1.2 million, and such amount increases by 3% annually on each anniversary of the new premises commencement date. In connection with the larger space leased, the Company made a one-time cash security deposit in the amount of $59,000. The lease commenced in April 2021 and terminates August 31, 2026. In connection with the lease, the Company recognized an operating lease right-of-use asset of $2.1 million and $2.8 million and an aggregate lease liability of $3.2 million and $3.7 million as of June 30, 2023 and December 31, 2022, respectively. The remaining lease term is 3 years , and the estimated incremental borrowing rate is 11.18%.
The following table summarizes the presentation of the Company’s operating leases in its balance sheets as of June 30, 2023 and December 31, 2022:

Balance Sheet Caption	June 30, 2023	December 31, 2022
	(in thousands)
Assets:
Operating lease assets	$21,251	$24,707
Liabilities:
Current portion of operating lease liabilities	$3,038	$2,347
Noncurrent operating lease liabilities	27,126	28,744
Total operating lease liabilities	$30,164	$31,091

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
The following table summarizes the effect of operating lease costs in the Company’s statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022:

Statement of Operations and Comprehensive Loss Caption	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Research and development	$2,173	$767	$2,940	$1,534
General and administrative	1,375	511	1,886	1,021
Total operating lease cost	$3,548	$1,278	$4,826	$2,555
Under the lease agreements, the Company made cash payments of $1.5 million and $2.4 million during the three and six months ended June 30, 2023, respectively. The Company made cash payments of $1.2 million and $2.3 million during the three and six months ended June 30, 2022, respectively.
The undiscounted future non-cancellable lease payments under the Company's operating leases as of June 30, 2023 for the next five years and thereafter is expected to be as follows:

Period Ending December 31,	Amount
(in thousands)
2023	$2,725
2024	5,749
2025	5,921
2026	5,405
2027 and thereafter	21,298
Total undiscounted lease payments	41,098
Less: Present value adjustment	(10,934)
Present value of operating lease liabilities	$30,164
Impairment of Operating Lease Right-of-Use Asset and Other Long-Lived Assets
The Company evaluates the carrying value of long-lived assets, which include property and equipment and right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.
As a result of the sustained decline in the Company’s stock price, the Company determined an impairment indicator was present. The Company determined all of its long-lived assets represent a single asset group for the purpose of the long-lived asset impairment assessment. The Company concluded that the carrying value of the single asset group was not recoverable as it exceeded the future net undiscounted cash flows that are expected to be generated from the use and eventual disposition of the assets within the asset group. To allocate and recognize the impairment loss, the Company, with the assistance of a third-party valuation firm, determined the fair value of the Company using the adjusted net asset method under the cost approach. The implied allocated impairment loss to any individual asset within the long-lived asset group shall not reduce the carrying amount of that asset below its fair value. To determine the fair value of the individual assets within the asset group, the Company utilized the discounted cash flow method of the income approach and the indirect cost approach.
Based on this analysis, during the three and six months ended June 30, 2023, the Company recognized a non-cash impairment charge of $2.9 million, including $2.3 million for the right-of-use assets and $0.6 million for the leasehold improvements (please see Note 6, “Property and Equipment, Net” for further details). The Company recorded $1.9 million in “Research and Development” and $1.0 million in “General and Administration”, based on

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
the relative allocation of the operating lease costs and depreciation and amortization expense. No impairment charge was recorded for the three and six months ended June 30, 2022.
These represent a Level 3 nonrecurring fair value measurement. Calculating the fair value of the assets involves significant estimates and assumptions. These estimates and assumptions include, among others, projected future cash flows, risk-adjusted discount rates and market conditions. Changes in the factors and assumptions used could materially affect the amount of impairment loss recognized in the period the asset was considered impaired.
13.RELATED PARTIES
On December 1, 2017, the Company entered into a services agreement with Two River Consulting, LLC (Two River) to provide various clinical development, operational, managerial, accounting and financial, and administrative services to the Company. Arie Belldegrun, M.D., FACS, the Chairman of the Board of Directors, is the Chairman of Two River. Mr. Joshua Kazam and Mr. David Tanen, each a director of the Company, are each partners of Two River. Mr. Christopher Wilfong, a strategic advisor to the Company, is an Operating Partner of Two River and Mr. Sean Algeo, serving as a financial consultant to the Company, is the Chief Financial Officer of Two River. During the three and six months ended June 30, 2023, the Company incurred expenses of $24,000 and $48,000, respectively, for these services. During the three and six months ended June 30, 2022, the Company incurred expenses of $18,000 and $41,000, respectively, for these services.
In 2019, the Company entered into a consulting agreement with Bellco Capital, LLC (Bellco) to provide various executive services to the Company. Arie Belldegrun, M.D., FACS, the Chairman of the Board of Directors, is the Chairman of Bellco. During the three and six months ended June 30, 2023, the Company incurred expense of $6,300 and $12,600, respectively, for these services. During the three and six months ended June 30, 2022, the Company incurred expense of $6,300 and $12,600, respectively, for these services.
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

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
any time by providing 60 days’ advance written notice to the Company. Each party may also terminate the Agreement upon the other party’s material breach that remains uncured for 90 days (or 45 days in the event of nonpayment), or in the event of certain insolvency events involving the other party.
The Company evaluated the agreement and determined it was within the scope of ASC 606. The Company determined there were performance obligations to perform research and development services. Each consists of various exclusive and non-exclusive licenses to use the Company’s intellectual property and know-how, initial discovery activities, and substitution of the designated transcription factor. The Company also identified customer options contained within the contract to perform further research and development services and the renewal of the licenses that were deemed a material right as these involved a discount to Genentech that they would not have otherwise received. As a result, the material rights for various options were recognized as separate performance obligations and the transaction price was allocated to the material rights based on the relative standalone selling price, the identified discount and the probability that the customer will exercise the option or the option is cancelled. Amounts allocated to a material right are not recognized as revenue until the option is exercised. The transaction price was determined to consist of the upfront payment of $20.0 million. Potential development and regulatory milestones have been fully constrained. The Company is expected to perform research and development services for each selected target up until a defined point at which time Genentech will decide whether or not to exercise an option to nominate a development candidate and take over future development and commercialization. The Company concluded this is not a material right. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to Genentech.
The Company determined that the performance obligations to perform research and development services are satisfied over time, and therefore, the related revenue will be recognized as services are provided. The Company recognized $1.9 million and $3.1 million in revenue during the three and six months ended June 30, 2023, respectively, using the cost-based input model related to the research and development activities associated with the identified performance obligations. The remaining $16.9 million of the upfront payment is included in short and long-term deferred revenue as of June 30, 2023 and will be recognized as the performance obligations are satisfied.

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
We are developing KB-0742, our internally discovered, orally-administered, cyclin dependent kinase 9 (CDK9) inhibitor, for the treatment of MYC-amplified and other transcriptionally addicted solid tumors. We have initiated the Phase 2 portion of our Phase 1/2 clinical trial. KB-0742 was generated from our optimization of a compound that was identified using our SMM platform.
We are also developing lanraplenib, our next generation orally administered spleen tyrosine kinase (SYK) inhibitor, and are in the dose escalation stage of our Phase 1b/2 clinical trial. This clinical trial evaluates lanraplenib in combination with gilteritinib in patients with relapsed or refractory FLT3 - mutated acute myeloid leukemia (AML).
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
Since our formation, we have incurred significant operating losses, primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. Our net loss was $29.7 million and $32.9 million for the three months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $452.2 million. As of June 30, 2023, we had $219.7 million of cash, cash equivalents and investments. We expect to continue to incur net losses for the foreseeable future, and we expect to continue to make significant investments in our research and development and general and administrative functions.

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
Tempus Research and Development Services Agreement
In October 2021, as subsequently amended in April 2023, we entered into an agreement for research and development services (the Amended Tempus Agreement) with Tempus Labs, Inc. (Tempus), pursuant to which Tempus has agreed to provide us with research and development services for a period of four years. The three primary services are analytical services, data licensing, and organoid services. We intend to utilize the services contemplated under the Amended Tempus Agreement to advance the development of KB-0742 and lanraplenib.
In consideration for the access to the services throughout the term of the Amended Tempus Agreement, we have agreed to pay an annual minimum commitment of $1.5 million in year one, $2.5 million in year two, $3.0 million in year three and $2.5 million in year four. Payments are made in quarterly installments. As of June 30, 2023, we have paid $3.0 million under the Amended Tempus Agreement.
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
Harvard License Agreement
In January 2018, we entered into a license agreement with President and Fellows of Harvard College (Harvard), pursuant to which Harvard granted us a non-exclusive, worldwide, royalty-free license to certain patent rights covering aspects of our SMM platform. We paid a one-time license fee in the amount of $10,000 on the date of the agreement and an annual license maintenance fee of $20,000 on each of the first two anniversaries. We were required to pay $25,000 on each subsequent anniversary until the last to expire of any valid claim included in the licensed patent. The patent expired in June 2023.

Components of Our Results of Operations
Revenues
As of June 30, 2023, our revenue has been exclusively generated from our collaboration and license agreement with Genentech, Inc. We received a $20.0 million upfront payment from Genentech in February 2023 and are eligible for additional milestone payments upon achievement of certain preclinical, clinical and regulatory (including first-sale) milestones. See Note 14 to our financial statements appearing elsewhere in this Quarterly Report for more information related to our recognition of revenue and the Genentech, Inc. agreement.
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

Results of Operations
Comparison of Three Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Revenue	$1,864	$—	$1,864
Operating expenses:
Research and development	$22,673	$22,706	$(33)
General and administrative	11,359	10,824	535
Total operating expenses	34,032	33,530	502
Loss from operations	(32,168)	(33,530)	1,362
Other income (expense), net:
Interest and other income, net	2,427	627	1,800
Total other income (expense), net	2,427	627	1,800
Net loss	$(29,741)	$(32,903)	$3,162
Revenue
Revenue was $1.9 million for the three months ended June 30, 2023 and zero for the three months ended June 30, 2022. The increase of $1.9 million was due to the revenue recognized under the Collaboration and License Agreement entered into with Genentech in January 2023.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Direct Costs	$10,516	$11,642	$(1,126)
Indirect Costs:
Personnel	7,955	9,067	(1,112)
Facilities, depreciation and other expenses	4,202	1,997	2,205
Total research and development expenses	$22,673	$22,706	$(33)
Research and development expenses were $22.7 million for the three months ended June 30, 2023 compared to $22.7 million for the three months ended June 30, 2022. The research and development expenses remained flat primarily due to a decrease of $1.2 million in consulting and outside services related to the discontinuation of our Phase 3 entospletinib trial in the fourth quarter of 2022, a decrease of $0.9 million in stock compensation expense and a decrease of $0.2 million in personnel costs. These decreases were partially offset by an increase of $2.2 million in facilities, depreciation, and other expenses primarily contributed by the non-cash impairment charge of $1.9 million. Please refer to Part 1. Financial Information, Note 12, “Leases”, section “Impairment of Operating Lease Right-of-Use Asset and Other Long-Lived Assets” for further details.
General and Administrative Expenses

General and administrative expenses were $11.4 million for the three months ended June 30, 2023 compared to $10.8 million for the three months ended June 30, 2022. The increase of $0.5 million was primarily due to a decrease of $0.3 million in professional fees primarily attributable to insurance and legal services and a decrease in stock-based compensation of $0.3 million. These decreases were partially offset by an increase of $1.1 million in personnel, facilities, depreciation and other expenses primarily contributed by the non-cash impairment charge of $1.0 million. Please refer to Part 1. Financial Information, Note 12, “Leases”, section “Impairment of Operating Lease Right-of-Use Asset and Other Long-Lived Assets” for further details.
Comparison of Six Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Revenue	$3,084	$—	$3,084
Operating expenses:
Research and development	$42,331	$47,142	$(4,811)
General and administrative	21,415	22,752	(1,337)
Total operating expenses	63,746	69,894	(6,148)
Loss from operations	(60,662)	(69,894)	9,232
Other income (expense), net:
Interest and other income, net	4,683	728	3,955
Total other income (expense), net	4,683	728	3,955
Net loss	$(55,979)	$(69,166)	$13,187

Revenue was $3.1 million for the six months ended June 30, 2023 and zero for the six months ended June 30, 2022. The increase of $3.1 million was due to the revenue recognized under the Collaboration and License Agreement entered into with Genentech in January 2023.
Research and Development Expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Direct Costs(1)	$19,977	$24,846	$(4,869)
Indirect Costs:
Personnel	16,114	18,431	(2,317)
Facilities, depreciation and other expenses(1)	6,240	3,865	2,375
Total research and development expenses	$42,331	$47,142	$(4,811)
(1) Certain costs have been reclassified from Facilities, depreciation and other expenses to Direct Costs, and the prior period amounts have been adjusted by $4.5 million for comparison purposes.
Research and development expenses were $42.3 million for the six months ended June 30, 2023, compared to $47.1 million for the six months ended June 30, 2022. The decrease of $4.8 million was primarily due to a decrease of $5.0 million in consulting and other outside research expenses related to the discontinuation of our Phase 3 entospletinib trial in the fourth quarter of 2022, a decrease in stock-based compensation of $1.6 million and a decrease of $0.7 million in personnel costs. These decreases are partially offset by an increase in facilities, depreciation and other expenses of $2.3 million primarily contributed by the non-cash impairment charge of $1.9 million and an increase in lab costs of $0.2 million.

General and Administrative Expenses
General and administrative expenses were $21.4 million for the six months ended June 30, 2023 compared to $22.8 million for the six months ended June 30, 2022. The decrease of $1.3 million was primarily due to a decrease of $1.5 million in professional fees primarily attributable to insurance and other professional services and a decrease in stock-based compensation of $0.9 million. These decreases are partially offset by an increase in facilities, depreciation and other expenses of $1.0 million primarily contributed by the non-cash impairment charge of $1.0 million.

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
As of June 30, 2023, we had cash, cash equivalents and investments of $219.7 million. We expect that our cash, cash equivalents and investments as of June 30, 2023, will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2025.
Material Cash Requirements
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our therapeutic discovery efforts, KB-0742 and lanraplenib, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
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
Contractual Obligations and Commitments
In March 2020, we entered into a lease agreement for our research and development operations facility at 301 Binney Street, Cambridge, Massachusetts (Cambridge facility). The initial annual base rent was $4.1 million with rent payments escalating 3.0% annually after the initial 12 payments. We executed a letter of credit for $2.0 million in connection with the lease. The remaining lease term is 7 years and 8 months.
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
Pursuant to the Amended Tempus Agreement, we are obligated to make milestone payments upon the achievement of specified regulatory milestones as well as annual minimum commitments in quarterly installments. Some payment obligations under this agreement are contingent upon future events, such as our achievement of specified milestones. We are currently unable to estimate the timing or likelihood of achieving these milestones. See the subsection titled “—Strategic Agreements—Amended Tempus Research and Development Services Agreement” above.
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
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Cash used in operating activities	$(30,972)	$(46,004)
Cash used in investing activities	(981)	(67,065)
Cash provided by financing activities	376	939
Net decrease in cash and cash equivalents	$(31,577)	$(112,130)
Operating Activities
During the six months ended June 30, 2023, cash used in operating activities was $31.0 million, which was primarily attributable to our net loss of $56.0 million, partially offset by non-cash charges of $16.4 million and changes in operating assets and operating liabilities, net, of $8.6 million. The non-cash charges primarily consisted of $13.5 million in stock-based compensation, impairment of long-lived assets of $2.9 million, depreciation and amortization of $1.1 million, noncash lease expense of $1.2 million, accrued interest on investment securities of $0.4 million partially offset by a decrease related to net amortization and accretion of investment securities of $2.7 million.
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
Investing Activities
During the six months ended June 30, 2023, cash used in investing activities was $1.0 million, consisting of $140.3 million in purchases of marketable securities and $0.4 million for the purchase of property and equipment, partially offset by $139.8 million in maturities of marketable securities.

During the six months ended June 30, 2022, cash used in investing activities was $67.1 million, consisting of $216.1 million in purchases of marketable securities and $0.5 million for the purchase of property and equipment partially offset by $149.5 million in maturities and sales of marketable securities.
Financing Activities
During the six months ended June 30, 2023, net cash provided by financing activities was $0.4 million, consisting of proceeds from issuance of common stock under the employee stock purchase plan of $0.3 million and proceeds from issuance of common stock upon exercise of stock options of less than $0.1 million.
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
Revenue Recognition
We recognize revenue in accordance with the provisions of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). We recognize revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods and services. To determine revenue recognition for arrangements within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as the Company satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our cash equivalents and investments as of June 30, 2023 consist of money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. A one percent change in the interest rates in effect on June 30, 2023 would not have had a material effect on the fair market value of our cash equivalents and investments.
Foreign Currency Exchange Risk
All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that permit us to satisfy our payment obligations in U.S. dollars (at prevailing exchange rates) but have underlying payment obligations denominated in foreign currencies, primarily including the Euro and GBP. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our condensed financial statements, and we have not had a formal hedging program with respect to foreign currency. A one percent increase or decrease in exchange rates at June 30, 2023 would not have had a material effect on our condensed financial statements.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in litigation or other legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2023, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material effect on our business.

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
•The COVID-19 pandemic has adversely impacted, and any future health epidemic or pandemic may adversely impact, our business, including our ongoing and planned clinical trials.
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

RISK FACTORS
We have identified the following material factors that make an investment in our common stock speculative or risky. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making investment decisions regarding our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. The risks described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. We have marked with an asterisk (*) those risk factors that were not included as separate risk factors in, or reflect changes from the similarly titled risk factors included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (SEC) on March 15, 2023.
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
We have incurred significant net losses in each period since we commenced operations in June 2017. For the three months ended June 30, 2023 and 2022, we reported net losses of $29.7 million and $32.9 million, respectively. As of June 30, 2023, we had an accumulated deficit of $452.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:
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
•the willingness of physicians, operators of clinics and patients to utilize or adopt any of our product candidates or future product candidates over or to use in combination with alternative or more established therapies, such as intensive chemotherapy and hypomethylating agents (HMAs), to treat AML and MYC-amplified solid tumors and other transcriptionally addicted cancers;
•the actual and perceived availability, cost, risk profile and side effects and efficacy of our product candidates, if approved, relative to existing and future alternative cancer therapies and competitive product candidates and technologies;
•our ability and the ability of third parties with whom we contract to manufacture adequate clinical and commercial supplies of our product candidates or any future product candidates, remain in good standing with regulatory authorities and develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices (cGMPs);

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
We had cash, cash equivalents, and investments of $219.7 million as of June 30, 2023. We believe that, based upon our current operating plan, our existing capital resources will enable us to fund our planned operating expenses and capital expenditure requirements into the second quarter of 2025. However, we have based this estimate on our current development plans and assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control, including as a result of global supply chain issues, inflation, high interest rates, bank failures, a resurgence of COVID-19 or another health epidemic or pandemic. In any event, our future capital requirements will depend on many factors, including:
•the scope, progress, results and costs of our ongoing Phase 1/2 clinical trial of KB-0742;
•the scope, progress, results and costs of our ongoing Phase 1b/2 clinical trial of lanraplenib;
•the costs associated with the close out of the discontinued Phase 3 AGILITY trial of entospletinib;
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
We may not realize the benefits of our asset acquisition from Gilead or any future acquisitions or strategic transactions.*
In the third quarter of 2020, we completed the transfer from Gilead of a portfolio of selective, orally bioavailable small molecule SYK inhibitors, including entospletinib and lanraplenib. After a review of enrollment, we made the decision to close our Phase 3 trial of entospletinib to further enrollment in the fourth quarter of 2022. In this assessment, we projected significant delays due to several factors, including the operational challenges we faced enrolling a genetically defined subset of patients in the frontline setting, the impacts of COVID-19 on clinical trial site staffing and the loss of access to planned clinical trial sites in Ukraine and Russia. Patients who had already enrolled in the Phase 3 study were able to complete their course of treatment. With respect to lanraplenib, it is possible that we will encounter challenges with integrating the data and technology, along with the related regulatory materials, related to this acquired product candidate into our business. In such event, our clinical development plans related to this acquired SYK product candidate, including our ongoing Phase 1b/2 clinical trial of lanraplenib in a genetically defined subset of AML patients, or the associated or subsequent regulatory filings, could be delayed or otherwise adversely affected.

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
Our discovery and development activities are focused on novel cancer therapeutics for patients with genetically-defined cancers and it is difficult to predict the time and cost of product candidate development and the likelihood of obtaining regulatory approval.*
The discovery and development of novel cancer therapeutics by targeting dysregulated transcription using a biomarker-driven precision medicine strategy is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although we believe, based on our preclinical work, and the data for lanraplenib and entospletinib generated in clinical trials conducted by Gilead, the TRNs targeted by our programs drive oncogenic activity, future clinical results may not confirm this hypothesis or may only confirm it for certain mutations or certain tumor types. The patient populations for our product candidates are limited to those with cancers that exhibit specific target mutations that we believe serve as a genomic biomarker of transcription factor dysregulation, and may not be completely defined but are substantially smaller than the general treated cancer population. We will need to screen and identify those patients who have the targeted mutations. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific genetic alterations respond to our product candidates and developing or otherwise obtaining access to satisfactory companion diagnostics to identify such genetic alterations. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations for each mutation will be large enough to allow us to successfully obtain approval for each mutation type and commercialize our products and achieve profitability. In any event, we do not know if our approach of treating patients with genetically defined cancers will be successful, and if our approach is unsuccessful, our business will suffer and you may lose all or part of your investment.
In addition, we are pursuing a biomarker-driven development strategy (i.e., pursuing regulatory approval based on efficacy of our product candidates in a biomarker-defined subset of patients with a specific cancer indication, rather than all such patients who suffer from a specific cancer indication). There are currently a limited number of approved biomarker-specific therapies. We may not receive approval for a biomarker-specific indication or may be delayed in receiving biomarker-specific approval.

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
•third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications; or
•disruptions caused by health epidemics or pandemics, which may increase the likelihood that we encounter difficulties or delays in initiating, enrolling, conducting or completing our ongoing or planned clinical trials.
In addition, our proposal for new or emerging biomarker surrogate endpoints may result in data that is not accepted by certain regulatory bodies or industry professionals, or if such endpoints are later found to be insufficient to establish clinical efficacy, may require us to change the design of our clinical trials. Moreover, we may fail to adequately explore and identify optimal doses for later stage trials and thereby add time and expense to development programs or lead to unnecessary conclusions of lack of effect for a product candidate.
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
We are conducting a Phase 1/2 clinical trial of KB-0742 in patients with cancer to evaluate the safety, pharmacokinetics (PK) and pharmacodynamics (PD) of the compound across multiple dose levels. Patients with these tumor types are relatively rare, and we may be unable to enroll or maintain a sufficient number of these patients in any such cohort, which could adversely affect our development and registration strategy for KB-0742.
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
Enrollment in our trials was adversely impacted by COVID-19 as healthcare facilities and patients experienced periodic delays in visits, scheduling and staffing that adversely impacted enrollment. As a result of ongoing global challenges in clinical trial enrollment for our Phase 3 AGILITY clinical trial of entospletinib in combination with intensive chemotherapy in patients with newly diagnosed NPM1-mutated AML, we closed enrollment in the fourth quarter of 2022 and have discontinued Kronos Bio-led clinical development of entospletinib. Our inability to enroll the required number of patients for our other ongoing and planned clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs, which would cause the value of our company to decline and limit our ability to obtain additional financing.
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
Because of the relatively small number of patients that are being or are planned to be dosed in our Phase 1/2 trials of KB-0742 and lanraplenib, the results from such clinical trials, if completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to further develop and obtain regulatory approval for these product candidates.*
In our Phase 1/2 clinical trial of KB-0742, we are evaluating the safety, PK and PD profile of KB-0742 in patients with advanced solid tumors, and are continuing to dose escalate. In our Phase 1b/2 clinical trial of lanraplenib, we are evaluating the safety, PK and PD profile of lanraplenib in combination with gilteritinib in patients with FLT3-positive relapsed/refractory AML, and we plan to define an optimal dose and schedule. Though enrollment is still ongoing in both trials, the total number of patients we expect to enroll in these clinical trials will be significantly smaller than the number of patients that would need to be enrolled in a registrational or other late-stage clinical trial. The results of clinical trials with smaller sample sizes, such as our ongoing Phase 1/2 clinical trial of KB-0742 and our ongoing Phase 1b/2 trial of lanraplenib, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of KB-0742 or lanraplenib, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our initial Phase 1/2 clinical trial.

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

In the case of lanraplenib, there are product candidates that are currently in clinical development which, if approved, could compete with lanraplenib including: (i) HMPL-523, a SYK inhibitor being developed by Hutchison Medipharma Ltd. that is in Phase 1 evaluation in hematologic malignancies; (ii) product candidates in early clinical development that target the interaction between MLL and MENIN in MLL-r and AML patients with NPM1 mutations, including (a) DS-1594, being developed by Daiichi Sankyo Company in a Phase 1 clinical trial with or without azacitidine/venetoclax in relapsed/refractory AML; (b) JNJ-75276617, being developed by Janssen Research & Development, LLC in a Phase 1 clinical trial in acute leukemias; (c) KO-539, being developed by Kura Oncology, Inc. in a Phase 2 clinical trial as monotherapy in relapsed or refractory AML; and (d) SNDX-5613, being developed by Syndax Pharmaceuticals, Inc. in a Phase 1 clinical trial as monotherapy in relapsed or refractory AML in patients with MLL-r/KMT2A gene rearrangement or NPM1 mutations; and (iii) product candidates that address the subset of AML patients with FLT3 mutations and are currently in development in combination with FLT3 inhibitors, including (a) venetoclax, a BCL-2 inhibitor being developed by Abbvie; (b) CC-90009, a A Cereblon E3 ligase modulating drug that promotes selective degradation of GSPT1, in Phase 1b, being developed by Bristol-Myers Squibb; (c) CPX-351, a liposomal formulation of daunorubicin and cytarabine being developed by Jazz Pharmaceuticals; and (d) ladademstat, an LSD1 inhibitorm in Phase 1 dose escalation being developed by Oryzon.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of foreign and domestic manufacturing facilities and products from May 2020 to July 2020, and thereafter resumed on-site inspections of manufacturing facilities subject to a risk-based prioritization system. Regulatory authorities outside the United States adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact their ability to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect until 2032 unless additional congressional action is taken. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.
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
For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the Inflation Reduction Act, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the Inflation Reduction Act will be implemented but it is likely to have a significant effect on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. In addition, Congress is considering other health reform measures. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
We expect that the ACA, the Inflation Reduction Act, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to attain profitability or commercialize our product candidates.
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
In addition, the California Consumer Privacy Act of 2018 as amended by the California Privacy Rights Act of 2020 (CPRA), (collectively, CCPA) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA allows for administrative fines for noncompliance up to $7500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data maintained about California residents. In addition, the CPRA expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new agency to implement and enforce the CCPA. Other states, such as Colorado, Utah and Connecticut, have enacted data privacy laws and similar laws are also being considered in several other states, as well as at the federal and local levels. While these laws, like the CCPA, also exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts and may increase legal risk and compliance costs for us, the third parties upon whom we rely.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR) and the United Kingdom’s GDPR (UK GDPR) impose strict requirements for the processing of personal data of individuals located, respectively, within the European Economic Area (EEA) and the United Kingdom (UK). For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or in each case 4% of the annual global revenue of the company, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
Our employees and personnel may use generative artificial intelligence (AI) technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Certain jurisdictions, such as the EU, Switzerland and the UK, have enacted cross-border personal data transfer laws regulating personal data flows to third countries. In particular, the EEA and UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. The European Commission released a set of “EU Standard Contractual Clauses” that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these EU Standard Contractual clauses are a valid mechanism to transfer personal data outside of the EEA. The EU Standard Contractual Clauses, however, are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. In addition, the EU Standard Contractual Clauses require parties that rely upon that legal mechanism to comply with additional obligations such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. On July 10, 2023, the European Commission adopted its adequacy decision for the successor to the previously invalidated Privacy Shield Framework, the E.U.-U.S. Data Privacy Framework. The adequacy decision on the E.U.-U.S. Data Privacy Framework covers personal information transfers from any public or private entity in the EEA to U.S. companies participating in the E.U.-U.S. Data Privacy Framework. However, it remains to be seen whether the new adequacy decision will withstand scrutiny by the Court of Justice of the European Union if the adequacy decision’s validity is challenged. In addition, laws in Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States of America that do not provide an adequate level of personal data protection, with the UK adopting its own data transfer clauses (the International Data Transfer Agreement) and an addendum to the EU Standard Contractual Clauses for transfers from the UK to third countries.
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
These obligations may necessitate changes to our information technologies, systems, and practices and those of any third parties that process personal data on our behalf. In addition, these obligations may even require us to change our business model. We, or the third parties on which we rely, may at times fail (or be perceived to have failed) to do so. If we, or third parties on which we rely, fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.
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
If we fail to comply with our obligations in the agreements under which we license or otherwise acquire intellectual property rights from our licensors and third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business or our business may otherwise be materially harmed.*
In July 2020, we acquired a portfolio of selective, orally bioavailable small molecule SYK inhibitors from Gilead, including lanraplenib, pursuant to the Gilead Asset Purchase Agreement. This agreement imposes on us, and we expect that any future license or other agreements where we in-license or acquire intellectual property will impose on us, various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations.
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
We have grown rapidly and will need to continue to grow the size of our organization and expand our capabilities, and we may experience difficulties in managing this growth.*
As of June 30, 2023, we had 104 full-time employees. As of January 1, 2019, we had nine full-time employees and since then, we have expanded our executive and leadership team with the additions of our Chief Medical Officer and Executive Vice President, Clinical Development, our Chief Scientific Officer, our Chief Operating Officer and General Counsel, our Chief Financial Officer, our Senior Vice President, Pharmaceutical Development and Manufacturing, and our Senior Vice President of Clinical Development. We expect to experience continued growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, research science, clinical operations, manufacturing and regulatory affairs. In addition, we are building a self-sufficient accounting and finance group within our company, and have relied and continue to rely on a third-party accounting consulting firm to augment our internal accounting and finance function. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel.
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
Cyberattacks, malicious internet-based activity, and online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent, continue to rise, increasingly difficult to detect, and come from a variety of sources. In addition to traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel misconduct or error (such as theft or misuse), sophisticated nation-state and nation-state supported actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to conduct clinical trials. We, and the third parties on which we rely, may be subject to a variety of evolving threats, including but not limited to social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fire, flood, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit, and in public locations.
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
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the Company could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative AI technologies.
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
We have recorded, and may be required to record in the future, significant charges if our long-lived assets become impaired.*
We test long-lived assets for impairment if changes in circumstances or the occurrence of events suggest impairment exists. Any significant change in market conditions, including a sustained decline in our stock price, that indicate a reduction in carrying value may give rise to impairment in the period that indicators are present. For example, as a result of the sustained decline in our stock price and related market capitalization and a general decline in equity values in the biotechnology industry, we performed an impairment assessment of long-lived assets in connection with the preparation of the condensed financial statements required to be included in this Form 10-Q. Based on this assessment, we recognized a non-cash long-lived asset impairment charge of $2.9 million during the three months ended June 30, 2023. See also Part I Financial Information, Note 12 “Leases”, section “Impairment of Operating Lease Right-of-Use Asset and Other Long-Lived Assets” for additional factors and assumption that can result in impairment charges on our long-lived assets.
It is possible that changes in circumstances, many of which are outside of our control, or in the numerous variables associated with the assumptions and estimates used in assessing the appropriate valuation of our long-lived assets, could in the future result in an impairment to our long-lived assets, requiring us to record impairment charges, which would adversely affect our results of operations.

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
Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and investments. As of June 30, 2023, we have used $47.7 million of the net proceeds from our IPO for working capital purposes.
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

KRONOS BIO, INC.

Date:	August 8, 2023	By:	/s/ Norbert Bischofberger
Norbert Bischofberger, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2023	By:	/s/ Yasir Al-Wakeel
Yasir Al-Wakeel, BM BCh
Chief Financial Officer and Head of Corporate Development
(Principal Financial and Accounting Officer)