Form 10-Q
period 2023-09-30
Kronos Bio, Inc.
filed 2023-11-13
CIK 1741830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No
As of November 8, 2023 the registrant had 58,316,520 shares of common stock, $0.001 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
KRONOS BIO, INC.
Condensed Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022(1)
Assets
Current assets:
Cash and cash equivalents	$57,599	$75,973
Short-term investments	129,114	162,212
Prepaid expenses and other current assets	4,850	6,106
Total current assets	191,563	244,291
Long-term investments	11,670	9,762
Property and equipment, net	11,310	12,985
Operating lease right-of-use assets	20,454	24,707
Restricted cash	2,026	2,026
Other noncurrent assets	970	1,167
Total assets	$237,993	$294,938
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$4,082	$5,047
Accrued expenses	9,151	12,963
Current portion of operating lease liabilities	3,263	2,347
Current portion of deferred revenue	8,577	—
Current portion of other liabilities	599	1,129
Total current liabilities	25,672	21,486
Noncurrent operating lease liabilities	26,279	28,744
Deferred revenue, net of current portion	7,422	—
Other noncurrent liabilities	—	209
Total liabilities	59,373	50,439
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 authorized as of September 30, 2023 and December 31, 2022; 58,180,739 and 56,967,436 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	58	57
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued and outstanding.
Additional paid-in capital	662,358	641,422
Accumulated deficit	(483,541)	(396,188)
Accumulated other comprehensive income (loss)	(255)	(792)
Total stockholders' equity	178,620	244,499
Total liabilities and stockholders’ equity	$237,993	$294,938
(1) The balance sheet as of December 31, 2022 is derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue	$917	$—	$4,002	$—
Operating expenses:
Research and development	25,344	23,403	67,675	70,547
General and administrative	9,398	10,135	30,813	32,886
Total operating expenses	34,742	33,538	98,488	103,433
Loss from operations	(33,825)	(33,538)	(94,486)	(103,433)
Other income, net:
Interest and other income, net	2,451	1,282	7,133	2,011
Total other income, net	2,451	1,282	7,133	2,011
Net loss	(31,374)	(32,256)	(87,353)	(101,422)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	214	(389)	537	(1,011)
Net comprehensive loss	$(31,160)	$(32,645)	$(86,816)	$(102,433)
Net loss per share, basic and diluted	$(0.54)	$(0.57)	$(1.52)	$(1.81)
Weighted-average shares of common stock, basic and diluted	58,146,306	56,318,571	57,567,489	56,093,091
The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	56,967,436	$57	$641,422	$(792)	$(396,188)	$244,499
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	386,318	—	305	—	—	305
Stock-based compensation expense	—	—	6,607	—	—	6,607
Net unrealized gain (loss) on available-for-sale securities	—	—	—	432	—	432
Net loss	—	—	—	—	(26,238)	(26,238)
Balance at March 31, 2023	57,353,754	$57	$648,334	$(360)	$(422,426)	$225,605
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	521,497	1	332	—	—	333
Stock-based compensation expense	—	—	6,906	—	—	6,906
Employee stock purchase plan	247,048	—	348	—	—	348
Net unrealized gain (loss) on available-for-sale securities	—	—	—	(109)	—	(109)
Net loss	—	—	—	—	(29,741)	(29,741)
Balance at June 30, 2023	58,122,299	$58	$655,920	$(469)	$(452,167)	$203,342
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	58,440	—	142	—	—	142
Stock-based compensation expense	—	—	6,296	—	—	6,296
Net unrealized gain (loss) on available-for-sale securities	—	—	—	214	—	214
Net loss	—	—	—	—	(31,374)	(31,374)
Balance at September 30, 2023	58,180,739	$58	$662,358	$(255)	$(483,541)	$178,620

KRONOS BIO, INC.
Condensed Statements of Stockholders’ Equity
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

KRONOS BIO, INC.
Condensed Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(87,353)	$(101,422)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,658	1,692
Net amortization (accretion) on available-for-sale securities	(4,103)	185
Change in accrued interest on available-for-sale securities	363	856
Stock-based compensation expense	19,809	23,456
Noncash lease expense	1,982	1,628
Impairment of long-lived assets	2,916	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,266	1,433
Other noncurrent assets	197	—
Accounts payable	(945)	409
Accrued expenses	(3,812)	6,161
Right-of-use operating assets and lease liabilities, net	(1,549)	(1,997)
Deferred revenue	15,999	—
Current portion of other liabilities and other noncurrent liabilities	14	(799)
Net cash provided by (used in) operating activities	(53,558)	(68,398)

Cash flows from investing activities:
Purchase of property and equipment	(648)	(525)
Purchase of available-for-sale marketable securities	(170,816)	(307,181)
Maturities of marketable securities	206,272	243,248
Sale of marketable securities	—	500
Net cash provided by (used in) investing activities	34,808	(63,958)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	28	1,532
Proceeds from issuance of common stock under the employee stock purchase plan	348	35
Net cash provided by (used in) financing activities	376	1,567

Net increase (decrease) in cash and cash equivalents	(18,374)	(130,789)
Cash, cash equivalents and restricted cash at beginning of period	77,999	200,296
Cash, cash equivalents and restricted cash at end of period	$59,625	$69,507

Supplemental disclosures of non-cash activities:
Property and equipment additions included in accounts payable and accrued expenses	$—	$51

Cash and cash equivalents at end of period	$57,599	$67,481
Restricted cash at end of period	2,026	2,026
Cash, cash equivalents and restricted cash at end of period	$59,625	$69,507

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
Unaudited Interim Financial Information
The accompanying condensed balance sheet as of September 30, 2023, the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022, the condensed statements of stockholders’ equity (deficit) as of September 30, 2023 and 2022, the condensed statements of cash flows for the nine months ended September 30, 2023 and 2022, and the financial data and other financial information disclosed in the notes to the condensed financial statements are unaudited. The unaudited interim condensed financial statements have been prepared on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2023 and the results of its operations for the three and nine months ended September 30, 2023 and 2022. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the full year ending December 31, 2023, any other interim periods, or any future year or period. These condensed financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 15, 2023 (Annual Report)
Need for Additional Capital
The Company has incurred net losses since its inception of $483.5 million as of September 30, 2023. The Company expects that its cash, cash equivalents and investments as of September 30, 2023 will be sufficient to fund its operations for a period of at least one year from the date of issuance of these condensed financial statements. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital.
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
2.SIGNIFICANT ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
Significant Accounting Policies
In 2023, the Company began to recognize revenue related to research and development services and licenses. Refer below for a description of the revenue recognition policy. There have been no additional changes to the accounting policies during the nine months ended September 30, 2023, as compared to the significant accounting policies described in Note 2 of the “Notes to Financial Statements” of the Company’s audited financial statements included in its Annual Report for the year ended December 31, 2022.
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

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
not occur and when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are reassessed each reporting period as required.
The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligations when or as the performance obligations are satisfied. For performance obligations satisfied over time, the Company estimates the efforts needed to complete the performance obligations and recognizes revenue by measuring the progress towards complete satisfaction of the performance obligations using an input measure. The estimated period of performance and level of effort, including the value of the Company researchers’ time and third-party costs, are reviewed quarterly and adjusted, as needed, to reflect the Company’s current expectations. The measurement of progress is then used to calculate revenue, including any revenue adjustments as a result of the change in estimate. For arrangements that include sales-based royalties, including commercial milestone payments based on pre-specified level of sales, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligations to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Achievement of these royalties and commercial milestones may solely depend upon the performance of the licensee. Funds received in advance are recorded as deferred revenue and are recognized as the related performance obligations are satisfied.
There are no performance, cancellation, termination, or refund provisions in any of the arrangements that contain material financial consequences to the Company.
Recent Accounting Pronouncements
The Company continues to monitor new accounting pronouncements issued by the Financial Accounting Standards Board and does not believe any accounting pronouncements issued, and not yet adopted, through the date of this report will have a material impact on the Company's consolidated financial statements.
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

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Money market funds	$24,864	$—	$—	$24,864
Certificates of deposit	975	—	—	975
Commercial paper	—	—	—	—
Corporate bonds	—	9,299	—	9,299
U.S. agency securities	—	6,073	—	6,073
U.S. treasury securities	128,239	—	—	128,239
Total financial assets	$154,078	$15,372	$—	$169,450

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Money market funds	$49,003	$—	$—	$49,003
Certificates of deposit	490	—	—	490
Commercial paper	—	1,667	—	1,667
Corporate bonds	—	30,657	—	30,657
U.S. agency securities	—	13,000	—	13,000
U.S. treasury securities	138,734	—	—	138,734
Total financial assets	$188,227	$45,324	$—	$233,551
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
The Company did not have any financial assets or liabilities as of September 30, 2023 and December 31, 2022 that required Level 3 inputs.
4.INVESTMENTS
The fair value and amortized cost of available-for-sale securities by major security type as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$24,864	$—	$—	$24,864
Certificates of deposit	980	—	(5)	975
Commercial paper	—	—	—	—
Corporate bonds	9,306	—	(7)	9,299
U.S. agency securities	6,075	1	(3)	6,073
U.S. treasury securities	128,480	2	(243)	128,239
Total cash equivalents and investments	$169,705	$3	$(258)	$169,450

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
These available-for-sale securities were classified on the Company’s condensed balance sheets as of September 30, 2023 and December 31, 2022 as (in thousands):

	Fair Value
	September 30, 2023	December 31, 2022
Cash equivalents	$28,666	$61,577
Short-term investments	129,114	162,212
Long-term investments	11,670	9,762
Total cash equivalents and investments	$169,450	$233,551
The fair values of available-for-sale securities by contractual maturity as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
Due in 1 year or less	$132,917	$174,786
Due in 1 to 2 years	11,670	9,762
Total	$144,587	$184,548

As of September 30, 2023 and December 31, 2022, the remaining contractual maturities of available-for-sale securities were less than two years, respectively. There have been no significant realized losses on available-for-sale securities for any of the periods presented in the accompanying condensed financial statements. As of September 30, 2023 and December 31, 2022, securities with a fair value of $12.4 million and zero, respectively, were in a continuous net unrealized loss position of $44 thousand and zero, respectively, for more than 12 months. Unrealized losses on available-for-sale securities are not attributed to credit risk for any of the periods presented. The Company believes that it is more likely than not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors. To date, the Company has not recorded any impairment charges on available-for-sale securities.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
5.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Accrued interest on short-term available-for-sale securities	$492	$572
Prepaid equipment service contracts	281	289
Prepaid external research and development and outside services	2,175	2,276
Prepaid software	1,117	905
Prepaid insurance	111	1,630
Other prepaid expenses	674	434
Total prepaid expenses and other current assets	$4,850	$6,106

6.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Property and equipment:
Lab equipment	$9,090	$8,475
Leasehold improvements	8,703	9,348
Furniture and fixtures	619	619
Computer equipment	71	58
Total property and equipment	18,483	18,500
Less: Accumulated depreciation	(7,173)	(5,515)
Total property and equipment, net	$11,310	$12,985
Depreciation expense was $0.5 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively and $1.7 million and $1.7 million for the nine months ended September 30, 2023 and 2022, respectively.
During the nine months ended September 30, 2023, the Company recognized a non-cash impairment charge of $0.6 million to Leasehold improvements. There was no charge in the three months ended September 30, 2023 and three and nine months ended September 30, 2022. Please refer to Note 12, “Leases”, section “Impairment of Operating Lease Right-of-Use Asset and Other Long-Lived Assets” for further details.
7.ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LIABILITIES
Accrued expenses consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation	$3,702	$4,277
External research and development	4,023	7,694
Accrued outside services	1,055	945
Accrued taxes	—	40
Other accrued expenses	371	7
Total accrued expenses	$9,151	$12,963

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)

Current portion of other liabilities consist of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Current portion of unvested early exercised share liability	$350	$891
ESPP withholdings	249	238
Total current portion of other liabilities	$599	$1,129
8.STOCK-BASED COMPENSATION
2020 Equity Incentive Plan
In October 2020, the Company adopted its 2020 Equity Incentive Plan (the 2020 Plan) which replaced the 2017 Equity Incentive Plan (Prior Plan) upon completion of the IPO. The 2020 Plan provides for the grant of incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock awards (“RSA”), restricted stock units (“RSU”), performance awards and other forms of awards to employees, directors, and consultants of the Company. The number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase each year for a period of ten years, beginning in 2021 and continuing through 2030, in an amount equal to (1) 5.0% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or (2) a lesser number of shares determined by the Board of Directors no later than December 31 of the immediately preceding year. As of September 30, 2023, the maximum number of shares of common stock that may be issued was 20,417,192 shares.
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
As of September 30, 2023, there were 4,260,124 shares reserved by the Company under the 2020 Plan for the future issuance of equity awards.
Stock Options
Stock option activity under the 2020 Plan as of September 30, 2023 is summarized as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, December 31, 2022	7,454,665	$11.83	7.69	$54
Granted	3,200,631	1.99
Forfeited	(1,471,660)	10.94
Exercised	(242,379)	3.21
Balance, September 30, 2023	8,941,257	$8.69	8.00	$17
The aggregate intrinsic values of options outstanding was calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on September 30, 2023. There was no future tax benefit related to options exercised, as the Company had accumulated net operating losses as of September 30, 2023 and December 31, 2022.
The weighted-average grant-date fair value per share of stock options granted, using the Black–Scholes option pricing model, was $1.41 during the nine months ended September 30, 2023.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
As of September 30, 2023 and December 31, 2022, there was $20.2 million and $35.4 million of unrecognized stock-based compensation related to stock options, respectively, which is expected to be recognized over a weighted-average period of 1.89 years and 2.25 years, respectively.
Restricted Stock
Restricted stock awards and restricted stock units as of September 30, 2023 are summarized as follows:

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Unvested, December 31, 2022	2,297,745	$9.18	1.58	$3,722
Granted	1,611,211	1.99
Vested and converted to shares	(723,876)	8.21
Forfeited	(652,996)	5.25
Unvested, September 30, 2023	2,532,084	$5.90	1.08	$3,292
As of September 30, 2023, there was $6.6 million of unrecognized stock-based compensation related to RSUs, which is expected to be recognized over a weighted average remaining vesting life.
As of September 30, 2023, there was $0.1 million of unrecognized stock-based compensation related to RSAs, which is expected to be recognized over a weighted average remaining vesting life.
2020 Employee Stock Purchase Plan
In October 2020, the Company adopted its 2020 Employee Stock Purchase Plan (ESPP), which initially reserved 688,000 shares of the Company’s common stock for employee purchase under terms and provisions established by the Board of Directors. The number of shares of our common stock reserved for issuance under the ESPP automatically increased in 2021 and continues to increase through 2030, by the lesser of (i) 1.0% of the total number of shares of common stock outstanding on December 31 of the immediately preceding year, and (ii) 1,376,000 shares, except before the date of any increase, the Board of Directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). The Company did not issue any shares of common stock during both the three months ended September 30, 2023 and 2022. The Company issued 247,048 shares and 12,539 shares of common stock during the nine months ended September 30, 2023 and 2022, respectively.
Stock-Based Compensation Summary
Total stock-based compensation expense related to stock options, restricted stock units, restricted stock awards and the employee stock purchase plan for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Research and development expenses	$3,237	$3,500	$9,472	$11,355
General and administrative expenses	3,059	3,961	10,337	12,101
Total stock-based compensation expense	$6,296	$7,461	$19,809	$23,456

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
The deposits received are initially recorded in current portion of other liabilities and other noncurrent liabilities for the noncurrent portion. The liabilities are reclassified to common stock and paid-in capital as the repurchase right lapses. At September 30, 2023 and December 31, 2022, there was $0.4 million and $0.9 million recorded in current portion of other liabilities, respectively. At September 30, 2023 and December 31, 2022, there was zero and $0.2 million recorded in other noncurrent liabilities, respectively, related to shares held by employees and nonemployees that were subject to repurchase.
9.INCOME TAXES
The Company did not record any income tax expense for the three and nine months ended September 30, 2023 and 2022. The Company has incurred net operating losses for all the periods presented and has not reflected any benefit of such net operating loss carryforwards in the accompanying condensed financial statements. The Company has recorded a full valuation allowance against all of its deferred tax assets as it is not more likely than not that such assets will be realized in the near future.
It is the Company’s policy to record penalties and interest related to income taxes as a component of income tax expense. The Company has not recorded any interest or penalties related to income taxes during the three and nine months ended September 30, 2023 and 2022. The Company has not identified any new uncertain tax positions as of September 30, 2023. Unrecognized tax benefits are not expected to change during the next 12 months. The reversal of the unrecognized tax benefits would not affect the effective tax rate. The Company is subject to examination by U.S. federal and state tax authorities for all years since its inception.
10.NET LOSS PER SHARE
The following table summarizes the computation of basic and diluted net loss per share of the Company for the three and nine months ended September 30, 2023 and 2022 (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net loss	$(31,374)	$(32,256)	$(87,353)	$(101,422)
Weighted-average common stock outstanding, basic and diluted	58,146,306	56,318,571	57,567,489	56,093,091
Net loss per share, basic and diluted	$(0.54)	$(0.57)	$(1.52)	$(1.81)
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
The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each stated period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)

	September 30, 2023	September 30, 2022
Stock options to purchase common stock	8,843,067	7,362,762
Early exercised stock options subject to future vesting	98,190	386,862
Restricted stock awards subject to future vesting	28,577	62,870
Restricted stock units subject to future vesting	2,503,507	2,271,896
Expected shares to be purchased under Employee Stock Purchase Plan	1,502,501	829,820
Total	12,975,842	10,914,210
In addition to the potentially dilutive securities noted above, the Company also has the option under its agreement with Tempus to issue common shares upon the achievement of specified milestones. Please refer to Note 11, “Commitment and Contingencies” for further details. Because the necessary conditions for issuance of the shares had not been met as of September 30, 2023, the Company excluded these shares from the table above.
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
In consideration for the access to the services throughout the term of the Amended Tempus Agreement, the Company has agreed to pay an annual minimum commitment of $1.5 million in year one, $2.5 million in year two, $3.0 million in year three and $2.5 million in year four. Payments are made in quarterly installments. As of September 30, 2023, the Company has paid cumulatively $4.0 million under the Amended Tempus Agreement, including $2.9 million paid for the nine months ended September 30, 2023, $1.1 million paid for the year ended December 31, 2022 and null for the year ended December 31, 2021.
In addition, the Company is required to make milestone payments upon successful achievement of certain regulatory milestones for KB-0742, lanraplenib, and other discovery pipeline compounds up to a combined maximum of $22.4 million. For each milestone payment that becomes due, the Company has the right to pay up to 50% of such milestone payment amount in shares of its common stock as long as certain regulatory requirements are met. As of September 30, 2023 and December 31, 2022, the Company determined that achievement of the milestones is not probable and therefore no corresponding liability has been recorded.
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

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
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
12.LEASES
In March 2020, the Company entered into an 11-year lease agreement to move its research and development operations from 21 Erie Street, Cambridge, Massachusetts, to a 40,514 square-feet facility at 301 Binney Street, Cambridge, Massachusetts (Cambridge facility). The lease commenced on February 28, 2020 with an initial annual base rent of $4.1 million. The initial rent payment was paid as of September 30, 2020, with rent payments escalating 3.0% annually after the initial 12 payments. The Company executed a letter of credit for $2.0 million in connection with the lease. The lease includes $3.7 million in certain tenant improvement allowances, which the Company included in its calculation of the right-of-use asset in the lease at commencement. As of September 30, 2023, $3.7 million in improvement costs incurred by the Company were reimbursed by the lessor and are now included within the total lease liability. In connection with the lease, the Company recognized an operating lease right-of-use asset of $18.6 million and $21.9 million and an aggregate lease liability of $26.5 million and $28.0 million as of September 30, 2023 and December 31, 2022, respectively. The remaining lease term is 7 years and 5 months, and the estimated incremental borrowing rate is 8.50%.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
In February 2021, the Company entered into a new lease agreement for its office space in San Mateo, California totaling 17,340 square-feet. The initial annual base rent for the new space was $1.2 million, and such amount increases by 3% annually on each anniversary of the new premises commencement date. In connection with the larger space leased, the Company made a one-time cash security deposit in the amount of $59,000. The lease commenced in April 2021 and terminates August 31, 2026. In connection with the lease, the Company recognized an operating lease right-of-use asset of $1.9 million and $2.8 million and an aggregate lease liability of $3.1 million and $3.7 million as of September 30, 2023 and December 31, 2022, respectively. The remaining lease term is 2 years and 9 months, and the estimated incremental borrowing rate is 11.18%.
The following table summarizes the presentation of the Company’s operating leases in its balance sheets as of September 30, 2023 and December 31, 2022 (in thousands):

Balance Sheet Caption	September 30, 2023	December 31, 2022
Assets:
Operating lease assets	$20,454	$24,707
Liabilities:
Current portion of operating lease liabilities	$3,263	$2,347
Noncurrent operating lease liabilities	26,279	28,744
Total operating lease liabilities	$29,542	$31,091

The following table summarizes the effect of operating lease costs in the Company’s statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022 (in thousands):

Statement of Operations and Comprehensive Loss Caption	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Research and development	$897	$767	$2,431	$2,301
General and administrative	561	511	1,582	1,532
Total operating lease cost	$1,458	$1,278	$4,013	$3,833
Under the lease agreements, the Company made cash payments of $1.3 million and $3.7 million during the three and nine months ended September 30, 2023, respectively. The Company made cash payments of $1.9 million and $4.2 million during the three and nine months ended September 30, 2022, respectively.
The undiscounted future non-cancellable lease payments under the Company's operating leases as of September 30, 2023 for the next five years and thereafter is expected to be as follows (in thousands):

Amount
Remaining three months of 2023	$1,440
2024	5,749
2025	5,921
2026	5,405
2027 and thereafter	21,298
Total undiscounted lease payments	39,813
Less: Present value adjustment	(10,271)
Present value of operating lease liabilities	$29,542
Impairment of Operating Lease Right-of-Use Asset and Other Long-Lived Assets
The Company evaluates the carrying value of long-lived assets, which include property and equipment and right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
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
Based on this analysis, during the nine months ended September 30, 2023, the Company recognized a non-cash impairment charge of $2.9 million, including $2.3 million for the right-of-use assets and $0.6 million for the leasehold improvements (please see Note 6, “Property and Equipment, Net” for further details). The Company recorded $1.9 million in “Research and Development” and $1.0 million in “General and Administration”, based on the relative allocation of the operating lease costs and depreciation and amortization expense. No impairment charge was recorded for the three months ended September 30, 2023 and three and nine months ended September 30, 2022.
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
13.RELATED PARTIES
On December 1, 2017, the Company entered into a services agreement with Two River Consulting, LLC (Two River) to provide various clinical development, operational, managerial, accounting and financial, and administrative services to the Company. Arie Belldegrun, M.D., FACS, the Chairman of the Board of Directors, is the Chairman of Two River. Mr. Joshua Kazam and Mr. David Tanen, each a director of the Company, are each partners of Two River. Mr. Christopher Wilfong, a strategic advisor to the Company, is an Operating Partner of Two River and Mr. Sean Algeo, serving as a financial consultant to the Company, is the Chief Financial Officer of Two River. During the three and nine months ended September 30, 2023, the Company incurred expenses of $24,000 and $72,000, respectively, for these services. During the three and nine months ended September 30, 2022, the Company incurred expenses of $30,000 and $71,000, respectively, for these services.
In 2019, the Company entered into a consulting agreement with Bellco Capital, LLC (Bellco) to provide various executive services to the Company. Arie Belldegrun, M.D., FACS, the Chairman of the Board of Directors, is the Chairman of Bellco. During the three and nine months ended September 30, 2023, the Company incurred expense of $6,300 and $18,900, respectively, for these services. During the three and nine months ended September 30, 2022, the Company incurred expense of $6,300 and $18,900, respectively, for these services.
14.COLLABORATION AND LICENSE AGREEMENT
On January 6, 2023, the Company entered into a Collaboration and License Agreement with Genentech, Inc., a member of the Roche Group (“Genentech”). Pursuant to the agreement, the parties have agreed to initially collaborate on two discovery research programs in oncology, each focused on a designated transcription factor, to discover small-molecule GLP-Tox-ready candidates that modulate transcription factor targets selected by Genentech. Each discovery research program primarily consists of (i) a mapping phase with the goal of identifying the transcription regulatory network for such designated transcription factor, and (ii) a screening phase having the

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
goal of identifying and characterizing multiple screening hits suitable for nomination as a preclinical development program.
The Company leads discovery and research activities under the discovery research programs and uses its proprietary drug discovery platform, including the small molecule microarray (SMM), for hit finding. Following the completion of initial discovery and research activities, Genentech will have the exclusive right to pursue further preclinical and clinical development and commercialization of compounds identified in the discovery research programs and designated by Genentech (each, a “Hit Program”).
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
The term of the discovery research programs under the agreement is up to 24 months, which may be extended by six months at the Company’s option subject to satisfying certain conditions.
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
The Company determined that the performance obligations to perform research and development services are satisfied over time, and therefore, the related revenue will be recognized as services are provided. The Company recognized $0.9 million and $4.0 million in revenue during the three and nine months ended September 30, 2023, respectively, using the cost-based input model related to the research and development activities associated with the identified performance obligations. The remaining $16.0 million of the upfront payment is included in short and long-term deferred revenue as of September 30, 2023 and will be recognized as the performance obligations are satisfied.

15.    SUBSEQUENT EVENT

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
On October 30, 2023, the Board of Directors of the Company approved an approximately 19% reduction of its workforce as part of a strategic resource allocation, restructuring and cost containment plan. The workforce reduction was completed on November 2, 2023.
In connection with the reduction in workforce, the Company expects to incur charges of approximately $1.8 million associated with cash severance payments in the fourth quarter of 2023, and up to approximately $0.3 million in charges associated with cash payments for COBRA reimbursement over as much as the next six months.

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
We are also developing lanraplenib, our selective, orally administered spleen tyrosine kinase (SYK) inhibitor, and are in the dose escalation stage of our Phase 1b/2 clinical trial. This clinical trial evaluates lanraplenib in combination with gilteritinib in patients with relapsed or refractory FLT3-mutated acute myeloid leukemia (AML).

The following chart summarizes our pipeline by stage, including development programs, KB-0742 and lanraplenib, and discovery programs.
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
In January 2023, we entered into a research collaboration with Genentech, focused on discovering and developing small-molecule drugs that modulate transcription factor targets selected by Genentech. Under the collaboration, we are leveraging our proprietary drug discovery platform, including the small molecule microarray, for hit finding, to build upon research conducted by Genentech.
In November 2023, we announced corporate restructuring plans designed to optimize our resource allocation and contain costs in light of the positive preliminary safety and efficacy clinical data from our Phase 1/2 clinical trial of KB-0742. We believe this plan positions us to optimize the development of KB-0742 while continuing to advance the development of lanraplenib, and also enables us to focus our discovery efforts on maturing projects and our Genentech collaboration activities. We expect that these restructuring efforts, which include a 19% reduction in workforce, will extend our cash runway into 2026. In connection with the reduction in workforce, the Company expects to incur charges of approximately $1.8 million associated with cash severance payments in the fourth quarter of 2023, and up to approximately $0.3 million in charges associated with cash payments for COBRA reimbursement over as much as the next six months.
Since our formation, we have incurred significant operating losses, primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. Our net loss was $31.4 million and $32.3 million for the three months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $483.5 million. As of September 30, 2023, we had $198.4 million of cash, cash equivalents and investments. We expect to continue to incur net losses for the foreseeable future, and we expect to continue to make significant investments in our research and development and general and administrative functions.

Strategic Agreements
Genentech Collaboration Agreement
On January 6, 2023, we entered into a Collaboration and License Agreement with Genentech, a member of the Roche Group. Pursuant to the agreement, the parties have agreed to initially collaborate on two discovery research programs in oncology, each focused on a designated transcription factor, to discover small-molecule GLP-Tox-ready candidates that modulate transcription factor targets selected by Genentech. Each discovery research program primarily consists of (i) a mapping phase with the goal of identifying the transcription regulatory network for such designated transcription factor, and (ii) a screening phase having the goal of identifying and characterizing multiple screening hits suitable for nomination as a preclinical development program.
We lead discovery and research activities under the discovery research programs and use our proprietary drug discovery platform, including our SMM, for hit finding. Following the completion of initial discovery and research activities, Genentech will have the exclusive right to pursue further preclinical and clinical development and commercialization of compounds identified in the discovery research programs and designated by Genentech (each, a Hit Program).
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
The term of the discovery research programs is up to 24 months, which may be extended by six months at our option subject to satisfying certain conditions.
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
In consideration for the access to the services throughout the term of the Amended Tempus Agreement, we have agreed to pay an annual minimum commitment of $1.5 million in year one, $2.5 million in year two, $3.0 million in year three and $2.5 million in year four. Payments are made in quarterly installments. As of September 30, 2023, we have paid $4.0 million under the Amended Tempus Agreement.
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

Components of Our Results of Operations
Revenues
As of September 30, 2023, our revenue has been exclusively generated from our collaboration and license agreement with Genentech. We received a $20.0 million upfront payment from Genentech in February 2023 and are eligible for additional milestone payments upon achievement of certain preclinical, clinical and regulatory (including first-sale) milestones. See Note 14 to our financial statements appearing elsewhere in this Quarterly Report for more information related to our recognition of revenue and the Genentech agreement.
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

Results of Operations
Comparison of Three Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Revenue	$917	$—	$917
Operating expenses:
Research and development	$25,344	$23,403	$1,941
General and administrative	9,398	10,135	(737)
Total operating expenses	34,742	33,538	1,204
Loss from operations	(33,825)	(33,538)	(287)
Other income, net:
Interest and other income, net	2,451	1,282	1,169
Total other income, net	2,451	1,282	1,169
Net loss	$(31,374)	$(32,256)	$882
Revenue
Revenue was $0.9 million for the three months ended September 30, 2023 and zero for the three months ended September 30, 2022. The increase of $0.9 million was due to revenue recognized under the Collaboration and License Agreement entered into with Genentech in January 2023.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Direct Costs	$14,915	$12,894	$2,021
Indirect Costs:
Personnel	8,108	8,445	(337)
Facilities, depreciation and other expenses	2,321	2,064	257
Total research and development expenses	$25,344	$23,403	$1,941
Research and development expenses were $25.3 million for the three months ended September 30, 2023 compared with $23.4 million for the three months ended September 30, 2022. The increase of $1.9 million was due to an increase in consulting and outside services attributable to increased enrollment and site start-up for the KB-0742 study.
General and Administrative Expenses
General and administrative expenses were $9.4 million for the three months ended September 30, 2023 compared with $10.1 million for the three months ended September 30, 2022. The decrease of $0.7 million was primarily due to a decrease in stock-based compensation of $0.9 million and a decrease of $0.4 million in professional fees primarily attributable to insurance and legal services. These decreases were partially offset by an increase of $0.8 million in personnel expenses.
Comparison of Nine Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Revenue	$4,002	$—	$4,002
Operating expenses:
Research and development	$67,675	$70,547	$(2,872)
General and administrative	30,813	32,886	(2,073)
Total operating expenses	98,488	103,433	(4,945)
Loss from operations	(94,486)	(103,433)	8,947
Other income, net:
Interest and other income, net	7,133	2,011	5,122
Total other income, net	7,133	2,011	5,122
Net loss	$(87,353)	$(101,422)	$14,069
Revenue was $4.0 million for the nine months ended September 30, 2023 and zero for the nine months ended September 30, 2022. The increase was due to the revenue recognized under the Collaboration and License Agreement entered into with Genentech in January 2023.
Research and Development Expenses
The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine months ended September 30,
	2023	2022	Change
Direct Costs	$34,892	$37,738	$(2,846)
Indirect Costs:
Personnel	24,222	26,876	(2,654)
Facilities, depreciation and other expenses	8,561	5,933	2,628
Total research and development expenses	$67,675	$70,547	$(2,872)
Research and development expenses were $67.7 million for the nine months ended September 30, 2023, compared with $70.5 million for the nine months ended September 30, 2022. The decrease of $2.9 million was primarily due to a decrease of $3.1 million in consulting and other outside research expenses related to the discontinuation of our Phase 3 entospletinib trial in the three months ended December 31, 2022, a decrease in stock-based compensation of $1.9 million and a decrease of $0.8 million in personnel costs both primarily attributable to the decreased headcount. These decreases were partially offset by a $2.5 million increase in facilities, depreciation and other expenses, primarily consisting of the non-cash impairment charge of $1.9 million, and an increase in lab costs of $0.4 million. Please refer to Part 1. Financial Information, Note 12, “Leases”, section “Impairment of Operating Lease Right-of-Use Asset and Other Long-Lived Assets” for further details.
General and Administrative Expenses
General and administrative expenses were $30.8 million for the nine months ended September 30, 2023 compared with $32.9 million for the nine months ended September 30, 2022. The decrease of $2.1 million was primarily due to a decrease of $1.9 million in professional fees primarily attributable to insurance and other professional services and a $1.8 million decrease in stock-based compensation primarily attributable to the $1.0 million reversal of expense in connection with equity award forfeitures upon the departure of our Chief Financial Officer in September 2023. These decreases were partially offset by an increase of $0.8 million in facilities, depreciation and other expenses primarily contributed by the non-cash impairment charge of $1.0 million, and an increase of $0.8 million in personnel expenses primarily attributable to increased headcount. Please refer to Part 1. Financial Information, Note 12, “Leases”, section “Impairment of Operating Lease Right-of-Use Asset and Other Long-Lived Assets” for further details.
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
As of September 30, 2023, we had cash, cash equivalents and investments of $198.4 million. We expect that our cash, cash equivalents and investments as of September 30, 2023, will enable us to fund our planned operating expenses and capital expenditure requirements into 2026.
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
Contractual Obligations and Commitments
In March 2020, we entered into a lease agreement for our research and development operations facility at 301 Binney Street, Cambridge, Massachusetts (Cambridge facility). The initial annual base rent was $4.1 million with rent payments escalating 3.0% annually after the initial 12 payments. We executed a letter of credit for $2.0 million in connection with the lease. The remaining lease term is 7 years and 5 months.
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
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash used in operating activities	$(53,558)	$(68,398)
Cash provided by (used in) investing activities	34,808	(63,958)
Cash provided by financing activities	376	1,567
Net decrease in cash and cash equivalents	$(18,374)	$(130,789)
Operating Activities
During the nine months ended September 30, 2023, cash used in operating activities was $53.6 million and consisted of our net loss of $87.4 million, adjusted for non-cash charges of $22.6 million and an increase in operating assets and operating liabilities, net, of $11.2 million. The non-cash charges primarily consisted of $19.8 million in stock-based compensation, impairment of long-lived assets of $2.9 million, depreciation and amortization of $1.7 million, non-cash lease expense of $2.0 million, accrued interest on investment securities of $0.4 million partially offset by a decrease related to net amortization and accretion of investment securities of $4.1 million.
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
Investing Activities
During the nine months ended September 30, 2023, cash provided by investing activities was $34.8 million, consisting of $170.8 million in purchases of available-for-sale securities and $0.6 million for the purchase of property and equipment, partially offset by $206.3 million in maturities of marketable securities.
During the nine months ended September 30, 2022, cash used in investing activities was $64.0 million, consisting of $307.2 million in purchases of marketable securities partially offset by $243.2 million in maturities of marketable securities.
Financing Activities
During the nine months ended September 30, 2023, net cash provided by financing activities was $0.4 million, consisting of proceeds from issuance of common stock under the employee stock purchase plan of $0.3 million and proceeds from issuance of common stock upon exercise of stock options of $28,000.
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
We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligations when or as the performance obligations are satisfied. For performance obligations satisfied over time, we estimate the efforts needed to complete the performance obligations and recognizes revenue by measuring the progress towards complete satisfaction of the performance obligations using an input measure. The estimated period of performance and level of effort, including the value of our researchers’ time and third-party costs, are reviewed quarterly and adjusted, as needed, to reflect our current expectations. The measurement of progress is then used to calculate revenue, including any revenue adjustments as a result of the change in estimate. For arrangements that include sales-based royalties, including commercial milestone payments based on pre-specified level of sales, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligations to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Achievement of these royalties and commercial milestones may solely depend upon the performance of the licensee. Funds received in advance are recorded as deferred revenue and are recognized as the related performance obligations are satisfied.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our cash equivalents and investments as of September 30, 2023 consist of money market funds and available-for-sale securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. A one percent change in the interest rates in effect on September 30, 2023 would not have had a material effect on the fair market value of our cash equivalents and investments.
Foreign Currency Exchange Risk
All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that permit us to satisfy our payment obligations in U.S. dollars (at prevailing exchange rates) but have underlying payment obligations denominated in foreign currencies, primarily including the Euro and GBP. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material to our condensed financial statements, and we have not had a formal hedging program with respect to foreign currency. A one percent increase or decrease in exchange rates at September 30, 2023 would not have had a material effect on our condensed financial statements.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in litigation or other legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2023, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material effect on our business.

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
We have incurred significant net losses in each period since we commenced operations in June 2017. For the three months ended September 30, 2023 and 2022, we reported net losses of $31.4 million and $32.3 million, respectively. As of September 30, 2023, we had an accumulated deficit of $483.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:
•conduct preclinical studies and clinical trials for our current and future product candidates;
•continue our research and development efforts, submit INDs and clinically develop our product candidates;
•seek marketing approvals for any product candidates that successfully complete clinical trials;
•experience any delays or encounter any issues with any of the above, including but not limited to failed studies, negative or mixed clinical trial results, safety issues or other regulatory challenges, the risk of which in each case may be exacerbated by a health epidemic or pandemic;
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
We will need substantial additional funding. If we are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate our product development programs or commercialization efforts.*
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we progress our ongoing clinical trials and commence our planned clinical trials and any other future clinical trials, and continue our discovery and preclinical development activities to identify new product candidates, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations, and we may need to raise additional funding sooner than expected if we choose to expand more rapidly than we presently anticipate. We cannot be certain that additional funding will be available on acceptable terms, or at all. Further, geopolitical events such as the war between Russia and Ukraine (and responses by the United States and certain other countries, including significant sanctions and trade actions against Russia), the war between Israel and Hamas and risk of larger conflict, inflation, high interest rates, bank failures, or a health epidemic or pandemic, could adversely affect the economy and financial markets in general and our ability to raise additional capital. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our discovery, preclinical and clinical development programs or any future commercialization efforts.
We had cash, cash equivalents, and investments of $198.4 million as of September 30, 2023. We believe that, based upon our current operating plan, our existing capital resources will enable us to fund our planned operating expenses and capital expenditure requirements into 2026. However, we have based this estimate on our current development plans and assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control, including as a result of global supply chain issues, inflation, high interest rates, bank failures, or a health epidemic or pandemic. In any event, our future capital requirements will depend on many factors, including:
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
Our recently announced corporate restructuring to optimize our resource allocation and contain costs may not have the benefits we expect.*
In November 2023, we announced corporate restructuring plans designed to optimize our resource allocation and contain costs. In connection with the restructuring plans, we reduced our workforce by approximately 19%. The reduction in workforce may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended workforce reduction, a decrease in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits, all of which may have an adverse effect on our results of operations or financial condition. In addition, while positions have been eliminated, certain functions necessary to our reduced operations will remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. We may also discover that the reductions in workforce and cost cutting measures will make it difficult for us to pursue new opportunities, hire new employees, complete initiatives and require us to hire qualified replacement personnel, which may result in us incurring additional and unanticipated costs and expenses. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition, results of operations and ability to successfully develop our current and future product candidates.
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
In addition, in some of our development programs, we are pursuing a biomarker-driven development strategy (i.e., pursuing regulatory approval based on efficacy of our product candidates in a biomarker-defined subset of patients with a specific cancer indication, rather than all such patients who suffer from a specific cancer indication). There are currently a limited number of approved biomarker-specific therapies. We may not receive approval for a biomarker-specific indication or may be delayed in receiving biomarker-specific approval.
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
Our product development costs will increase if we experience delays in preclinical studies or clinical trials or in obtaining marketing approvals. We do not know whether any of our planned preclinical studies or clinical trials will begin on a timely basis or at all, will need to be restructured or will be completed on schedule, or at all. The FDA has substantial discretion in the approval process and may decide that our data is insufficient for approval or insufficient to proceed to a pivotal clinical trial, and the FDA may require additional preclinical, clinical or other studies. Furthermore, we may encounter delays or rejections based upon changes in policy, which could cause delays in the clinical development of our product candidates. For example, the FDA launched Project Optimus as an initiative to reform the dose optimization and dose selection paradigm in oncology drug development. Project Optimus was driven by the FDA’s concerns that the current paradigm for dose selection may result in doses and schedules of molecularly targeted therapies that are inadequately characterized before initiating pivotal trials. In support of this initiative, the FDA may request sponsors of oncology product candidates to conduct dose optimization studies or may request other data or studies pre- or post-approval. If the FDA does not believe we have sufficiently demonstrated that the selected doses for our product candidates maximize, not only the efficacy of the product candidate, but the safety and tolerability as well, our ability to complete existing trials or initiate new trials may be delayed. Even if we conduct any additional studies or generate any additional information requested by the FDA, the FDA could disagree that we have satisfied their requirements, all of which could cause significant delays and expense to our programs.
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
•patients failing to enroll or remain in our trial at the rate we expect, or failing to return for post-treatment follow-up, including patients failing to remain in our trials due to movement restrictions, health reasons or contraction of or concerns associated with an infectious disease;
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
•interruptions to operations of clinical sites, manufacturers, suppliers, or other vendors from geopolitical events, such as the war between Russia and Ukraine, or from the war between Israel and Hamas and risk of a larger conflict.
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
We may also experience delays if our current or planned clinical trials are impacted by geopolitical, economic or military instability. For example, we had anticipated utilizing clinical trial sites in Ukraine and Russia for our Phase 3 clinical trial of entospletinib in combination with intensive chemotherapy in AML patients with NPM1 mutations. However, due to the war in the region, we revised our plans to open clinical trial sites in the region and were planning to utilize clinical trial sites in other countries. The failure to identify and operationalize alternative clinical sites contributed to delays in enrollment for this trial.
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
•proximity and availability of clinical trial sites for prospective patients; and
•our ability to timely activate clinical trial sites and other delays and complications resulting from a health epidemic or pandemic.
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
In addition, clinical trials require significant financial and management resources and reliance on third-party clinical investigators, CROs, CMOs and consultants. Relying on third-party clinical investigators, CROs, CMOs and consultants may force us to encounter delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs, CMOs and consultants on a timely basis, or at all.

Because of the relatively small number of patients that are being or are planned to be dosed in our Phase 1/2 trials of KB-0742 and lanraplenib, the results from such clinical trials, if completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to further develop and obtain regulatory approval for these product candidates.*
In our Phase 1/2 clinical trial of KB-0742, we are evaluating the safety, PK and PD profile of KB-0742 in patients with advanced solid tumors, and are continuing to dose escalate and enrolling expansion cohorts in specific tumor types. In our Phase 1b/2 clinical trial of lanraplenib, we are evaluating the safety, PK and PD profile of lanraplenib in combination with gilteritinib in patients with FLT3-positive relapsed/refractory AML, and we plan to define an optimal dose and schedule. Though enrollment is still ongoing in both trials, the total number of patients we expect to enroll in these clinical trials will be significantly smaller than the number of patients that would need to be enrolled in a registrational or other late-stage clinical trial. The results of clinical trials with smaller sample sizes, such as our ongoing Phase 1/2 clinical trial of KB-0742 and our ongoing Phase 1b/2 trial of lanraplenib, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of KB-0742 or lanraplenib, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our initial Phase 1/2 clinical trial.
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

We currently have no marketing and sales organization and have no experience as a company in marketing products. If we are unable to establish and maintain marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if approved, we may not be able to generate product revenue.*
We currently have no sales, marketing, or distribution capabilities and have no experience as a company in marketing products. We would need to build a commercial infrastructure to support sales of our product candidates if we were to commercialize them independently. We would expect to manage sales, marketing, market access and distribution through internal resources and third-party relationships. We would have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing, market access and sales personnel. While we may commit significant financial and management resources to commercial activities, we will also consider collaborating with one or more pharmaceutical companies to enhance our commercial capabilities.
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
In the case of lanraplenib, there are product candidates that are currently in clinical development which, if approved, could compete with lanraplenib if we are successful in developing and receiving approval, including: (i) HMPL-523, a SYK inhibitor being developed by Hutchison Medipharma Ltd. that is in Phase 1 evaluation in hematologic malignancies; (ii) product candidates in early clinical development that target the interaction between MLL and MENIN in MLL-r and AML patients with NPM1 mutations, including (a) DS-1594, being developed by Daiichi Sankyo Company in a Phase 1 clinical trial with or without azacitidine/venetoclax in relapsed/refractory AML; (b) JNJ-75276617, being developed by Janssen Research & Development, LLC in a Phase 1 clinical trial in acute leukemias; (c) KO-539, being developed by Kura Oncology, Inc. in a Phase 2 clinical trial as monotherapy in relapsed or refractory AML; and (d) SNDX-5613, being developed by Syndax Pharmaceuticals, Inc. in a Phase 1 clinical trial as monotherapy in relapsed or refractory AML in patients with MLL-r/KMT2A gene rearrangement or NPM1 mutations; and (iii) product candidates that address the subset of AML patients with FLT3 mutations and are currently in development in combination with FLT3 inhibitors, including (a) venetoclax, a BCL-2 inhibitor being developed by Abbvie; (b) CC-90009, a A Cereblon E3 ligase modulating drug that promotes selective degradation of GSPT1, in Phase 1b, being developed by Bristol-Myers Squibb; (c) CPX-351, a liposomal formulation of daunorubicin and cytarabine being developed by Jazz Pharmaceuticals; and (d) ladademstat, an LSD1 inhibitor in Phase 1 dose escalation being developed by Oryzon.
If we are successful in developing and receiving approval for KB-0742, we expect it would compete against various multi-CDK inhibitors that are currently in early-stage clinical development if they are ultimately approved, including: (a) fadraciclib (CYC-065), being developed by Cyclacel Pharmaceuticals; (b) voruciclib, being developed by MEI Pharma; (c) dinaciclib, being developed by Merck & Co.; (d) zotiraciclib, being developed by the National Cancer Institute; and (e) TP-1287 (alvocidib), being developed by Tolero Pharmaceuticals. We also expect it would compete against (a) GFH009, a CDK9 inhibitor in Phase 1 dose escalation, being developed by Genfleet Therapeutics; (b) PRT2527, a CDK9 inhibitor in Phase 1 dose escalation by Prelude Therapeutics; and (c) VIP152, a PTEFb/CDK9 inhibitor in early-stage clinical development by Vincerx Pharma, Inc.
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
We are subject to stringent and changing U.S. and foreign laws, regulations, rules, contractual obligations, policies, and other obligations related to data privacy and information security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims); fines and penalties; a disruption of our business operations; reputational hard; and other adverse business impacts.*
In the ordinary course of business, we and the third parties upon whom we rely collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) a large quantity of personal data and sensitive data, including proprietary and confidential business data, trade secret, sensitive third-party data, and patient health data in connection with our preclinical studies, clinical trials and our employees, and are subject to data privacy and information security laws and regulations that apply to the collection, transmission, storage and use of personal data, which among other things, impose certain requirements relating to the privacy, security and transmission of personal data. We are also subject to obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, and contractual requirements, that apply to our processing of sensitive information or processing of sensitive information on our behalf. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards that may legally or contractually apply to us.
In the United States, there are numerous federal, state and local privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal data, including federal and state health information privacy laws, federal and state security breach notification laws, and federal, state and local consumer protection laws (such as Section 5 of the Federal Trade Commission Act) and other similar laws (such as wiretapping laws), to which we are or may become subject. In particular, regulations promulgated pursuant to HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), establish privacy and security standards that limit the use and disclosure of certain individually identifiable health data, or protected health data, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health data and ensure the confidentiality, integrity and availability of electronic protected health data. Determining whether protected health data has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. Further, if we fail to comply or are perceived to have not fully complied with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face significant administrative, civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.
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
Our obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly becoming increasingly stringent and creating regulatory uncertainty. These obligations may be subject to differing applications and interpretations, which may be inconsistent among jurisdictions or in conflict. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources).
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
The effects of the COVID-19 pandemic and government measures taken in response previously had a significant impact on our CROs, and they have in the past faced disruptions and in the future may face further disruption as a result of a health epidemic or pandemic which may affect our ability to initiate and complete our preclinical studies and ongoing and planned clinical trials.

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
If our collaboration with Genentech does not result in the successful discovery, development, and commercialization of product candidates or if it were to be terminated, our business could be adversely affected.*
In January 2023, we entered into a Collaboration and License Agreement with Genentech to collaborate on two discovery research programs in oncology. We lead discovery and research activities under the discovery research programs and use our proprietary drug discovery platform, including our SMM screening platform, for hit finding. Following the completion of initial discovery and research activities, Genentech will have the exclusive right to pursue further preclinical and clinical development and commercialization of compounds identified in the discovery research programs and designated by Genentech (each, a Hit Program).
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
Risks Related to Managing Our Growth, Employee Matters and Other Risks
Our success is highly dependent on our ability to attract and retain highly skilled executive officers and employees.*
To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management and scientific and medical staff. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the biotechnology field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the future success of our business. We could in the future have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts. Our workforce reduction announced in November 2023 may make it more difficult to retain and motivate remaining employees and attract and hire qualified employees in the future.
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
In order to achieve our research, development and commercialization goals, we will need to grow the size of our organization and expand our capabilities, and we may experience difficulties in managing this growth.*
As of September 30, 2023, we had 99 full-time employees. In November 2023, we reduced our workforce by approximately 19% as part of our corporate restructuring plans intended to optimize our resource allocation and contain costs. However, we may need to hire additional personnel in the future in order to achieve our goals, particularly in the areas of clinical development, research science, clinical operations, manufacturing and regulatory affairs. In addition, we have relied and continue to rely on a third-party accounting consulting firm to augment our internal accounting and finance function. We will need to implement and improve our managerial, operational and financial systems, expand our facilities and recruit and train additional qualified personnel.
We may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel when needed. The expansion of our operations may lead to significant costs and may divert our management and business development resources.
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
If we are not able to effectively manage growth and expand our organization when needed, we may not be able to successfully implement the tasks necessary to achieve our research, development and commercialization goals.
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
Cyberattacks, malicious internet-based activity, and online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent, continue to rise, increasingly difficult to detect, and come from a variety of sources. In addition to traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel misconduct or error (such as theft or misuse), sophisticated nation-state and nation-state supported actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to conduct clinical trials. We, and the third parties on which we rely, may be subject to a variety of evolving threats, including but not limited to social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, telecommunications failures, earthquakes, fire, flood, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit, and in public locations.
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
We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. While we have implemented security measures designed to protect against a security incident, there can be no assurance that these measures will be effective. We also take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate any vulnerabilities in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. High risk or critical vulnerabilities pose significant risks to our business.
Applicable data privacy and security obligations and public company disclosure obligations may require us to notify relevant stakeholders of certain security incidents, including affected individuals, regulators and investors. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to adverse impacts. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may impact our ability to conduct clinical trials or bring any approved products to market, and negatively impact our ability to grow and operate our business. There can be no assurance that limitations of liability in our contracts are sufficient to protect us from claims related to our data security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. Whether a cybersecurity incident is reportable to our investors may not be straightforward, may take considerable time to determine, and may be subject to change as the investigation of the incident progresses, including changes that may significantly alter any initial disclosure that we provide. Moreover, experiencing a material cybersecurity incident and any mandatory disclosures could lead to negative publicity, loss of investor or partner confidence in the effectiveness of our cybersecurity measures, diversion of management’s attention, governmental investigations, lawsuits, and the expenditure of significant capital and other resources.
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
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.*
Our operations, and those of our CROs, contract manufacturing organizations (CMOs) and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, epidemics and pandemics, bank failures, wars and other geopolitical conflicts (such as the Russia-Ukraine war and the war between Israel and Hamas) and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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
Other international and geo-political events could also have a serious adverse impact on our business. For instance, in February 2022, Russia started a war against Ukraine. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions. Additionally, in October 2023, Hamas initiated an attack against Israel, provoking a state of war and the risk of a larger conflict. While we cannot predict the broader consequences, the conflict and retaliatory and counter-retaliatory actions could materially adversely affect global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.
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
We have recorded, and may be required to record in the future, significant charges if our long-lived assets become impaired.*
We test long-lived assets for impairment if changes in circumstances or the occurrence of events suggest impairment exists. Any significant change in market conditions, including a sustained decline in our stock price, that indicate a reduction in carrying value may give rise to impairment in the period that indicators are present. For example, as a result of the sustained decline in our stock price and related market capitalization and a general decline in equity values in the biotechnology industry, we performed an impairment assessment of long-lived assets in connection with the preparation of the condensed financial statements included in our Quarterly Report on Form 10-Q for the quarter ending June 30, 2023. Based on that assessment, we recognized a non-cash long-lived asset impairment charge of $2.9 million during the three months ended June 30, 2023. See also Part I Financial Information, Note 12 “Leases”, section “Impairment of Operating Lease Right-of-Use Asset and Other Long-Lived Assets” for additional factors and assumptions that can result in impairment charges on our long-lived assets.
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
Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and investments. As of September 30, 2023, we have used $68.6 million of the net proceeds from our IPO for working capital purposes.
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

10.1 +	Consulting Agreement by and between the Company and FLG Partners, LLC, dated September 8, 2023.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1#
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (this document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Indicates management contract or compensatory plan.
#	The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report on Form 10-Q), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRONOS BIO, INC.

Date:	November 13, 2023	By:	/s/ Norbert Bischofberger
Norbert Bischofberger, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2023	By:	/s/ Sandra A. Gardiner
Sandra A. Gardiner
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)