Form 10-K
period 2023-12-31
Kronos Bio, Inc.
filed 2024-03-21
CIK 1741830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No.
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $48.3 million based on the closing price of the registrant’s common stock on June 30, 2023 of $1.72 per share, as reported by The Nasdaq Global Select Market.
As of March 14, 2024, the registrant had 60,095,013 shares of common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (SEC) subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant's 2024 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than April 29, 2024.

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
•We have incurred significant net losses since inception, and we expect to incur significant losses over the next several years and may not be able to achieve or sustain revenues or profitability in the future.
•We will need substantial additional funding. If we are unable to raise capital when needed, we may be compelled to delay, reduce, or eliminate our product development programs or commercialization efforts.
•We have a limited operating history and face significant challenges and will incur substantial expenses as we build and maintain our capabilities.
•Our discovery and development activities are focused on novel cancer therapeutics for patients with genetically-defined cancers and it is difficult to predict the time and cost of product candidate development and the likelihood of obtaining regulatory approval.
•If we experience delays and difficulties in enrolling patients in our ongoing or planned clinical trials, regulatory approval could be delayed or we could fail to obtain regulatory approval.
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
•We rely on third parties, including independent clinical investigators, developers of companion diagnostics, and contract research organizations (CROs) to conduct certain aspects of our preclinical studies and ongoing and planned clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
•Our success is highly dependent on our ability to attract and retain highly skilled executive officers and employees.

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

PART I.
ITEM 1. BUSINESS
Overview
We are an integrated discovery through clinical development biopharmaceutical company, with a focus on developing therapeutics that target the deregulated transcription that causes cancer and other serious diseases. We are currently enrolling patients in clinical trials for one compound, and have another compound in IND-enabling studies. Our product engine enables us to understand and target the activity of oncogenic transcription factors by first encoding their activity as transcription regulatory networks (TRNs) – highly integrated, structured, and diverse networks of transcription factor function across multiple data modalities. We then apply computational and network-guided learning approaches to identify and validate “critical nodes” – targets or mechanisms within TRNs that are selectively required for oncogenic transcription factor function within a specific disease indication. Finally, either using our proprietary Small Molecule Microarray (SMM) platform or other approaches, we can generate and advance small molecule starting points into drug development candidates. In addition to our own internal preclinical programs, we have entered into a collaboration agreement with Genentech, Inc., a member of the Roche Group (Genentech).
We are developing KB-0742, our internally discovered oral cyclin dependent kinase 9 (CDK9) inhibitor, for the treatment of MYC-amplified and other transcriptionally addicted solid tumors. We have initiated the Phase 2 portion of our Phase 1/2 clinical trial for KB-0742. KB-0742 was generated from our optimization of a compound identified using our product engine.
We are also developing KB-9558, which inhibits the lysine acetyltransferase (KAT) domain of p300, a critical node of the IRF4 TRN. IRF4 is a key transcription factor driver in multiple myeloma and KB-9558 selectively targets its activity. KB-9558 also emerged from our product engine and is currently in IND-enabling studies.
In December 2023, we announced the discontinuation of development of lanraplenib, after the completion of the dose escalation stage of our Phase 1b/2 clinical trial, evaluating lanraplenib in combination with gilteritinib in patients with relapsed or refractory FLT3-mutated AML.
In our research efforts, we are leveraging our product engine to drive multiple oncology discovery programs targeting deregulated transcription factors and their associated TRNs. Some of the most powerful oncogenes in all of human cancer encode transcription factors: proteins that bind to specific DNA sequences on the genome and control how sets of genes are turned on and off. Transcription factors historically have been difficult to target in drug development because they generally lack hydrophobic pockets amenable to ligand binding to disrupt function and are typically intrinsically disordered, adopting a functional structure only when assembled with a complex of cofactors on the genome. Transcription factors with aberrant expression or activity result in deregulated TRNs, which are frequently responsible for reprogramming healthy cells into cancerous tumor cells.
Therapeutically modulating deregulated transcription factors requires a sophisticated and holistic approach due to their complexity. Our overall research hypothesis is that the activity of oncogenic transcription factors is dependent on specific mechanisms that can be targeted with small molecules. Our ability to map TRNs enables us to understand this complexity and provides a structured data framework on which computational approaches can identify novel opportunities for therapeutic modulation. We hypothesize that through mapping of the oncogenic TRN of each transcription factor that these opportunistic mechanisms can be prospectively nominated and that hit finding schemes can be created to identify on-target small molecules that have suitable properties for optimization.
In addition, in January 2023, we entered into a research collaboration with Genentech, focused on discovering and developing small-molecule drugs that modulate transcription factor targets selected by Genentech. Under the collaboration, we will leverage our proprietary drug discovery platform (including SMM) for hit finding, to build upon research conducted by Genentech.
KB-0742

KB-0742, generated from our product engine, is a highly selective oral CDK9 inhibitor being developed to treat MYC-amplified solid tumors and other transcriptionally addicted tumors. In February 2021, we initiated the

Phase 1 portion of our Phase 1/2 clinical trial of KB-0742 to evaluate its safety, pharmacokinetics (PK) and pharmacodynamics (PD). In December 2022, we announced the selection of the recommended Phase 2 dose of 60 mg. While continuing to dose escalate in the Phase 1 portion of the trial, we also began enrollment of expansion cohorts at the recommended Phase 2 dose and schedule in patients with MYC-amplified solid tumors and other transcriptionally addicted cancers. In October and November of 2023, we shared positive preliminary efficacy and safety data from the Phase 1 dose escalation portion of the study. The data demonstrated on-mechanism, single agent anti-tumor activity in heavily pre-treated patients with transcriptionally addicted solid tumors.
We continue to assess maximum tolerated dose and potential for improved anti-tumor activity at higher doses or on alternative schedules within the study, having recently completed the 80 mg 3 days on/4 days off dose cohort in December 2023. We are currently enrolling dose escalation cohort patients at the 60 mg dose 4 days on/3 day off schedule, and, following a 3+3 design, plan to enroll an additional cohort at the 80 mg dose 4 days on/3 days off schedule. We plan to present preliminary results from the ongoing Phase 1 dose escalation beyond the 60 mg 3 days on/4 days off dose and from the Phase 2 expansion portions of the study at two medical conferences in the second half of 2024.
KB-9558

KB-9558, the second molecule to emerge from our product engine, targets the KAT domain of p300, a critical node of the IRF4 TRN, which is a core oncogenic transcription factor that drives multiple myeloma. IND-enabling studies for this molecule are underway and are expected to be completed in the fourth quarter of 2024.
Our Team and History
We are led by Norbert Bischofberger, Ph.D. Prior to assuming his role as our President & Chief Executive Officer in 2018, Dr. Bischofberger served as Executive Vice President, Research and Development and Chief Scientific Officer at Gilead Sciences. During his 28-year tenure at Gilead, Dr. Bischofberger presided over the development and approval of more than 25 medicines for a range of serious conditions which led to the transformation of the treatment of diseases such as HIV, HCV and lymphoma. He was part of the core management team that grew Gilead from fewer than 50 employees and no revenue to 10,000 employees and $25 billion in revenue. Dr. Bischofberger brings his tremendous industry experience and scientific expertise to our efforts to develop medicines that target deregulated transcription, the hallmark of cancer and other serious diseases.
Supporting Dr. Bischofberger and the advancement of our pipeline is an executive leadership team with robust and diverse experience in oncology and other serious diseases. Our executive leadership team includes Charles Lin, Ph.D., Senior Vice President, Research and Development; Wes Trotter, Ph.D., Senior Vice President, Drug Discovery & Pharmaceutical Development; Elizabeth Olek, DO, Senior Vice President, Clinical Development; Rocio Martin Hoyos, Senior Vice President, Corporate Strategy and Portfolio Management; and Allison Frisbee, Senior Vice President, Corporate Operations and Legal. This team assumed their current roles in February, 2024 as part of a new leadership structure designed to focus on pipeline advancement and align with our current operating needs. As part of this restructuring effort, we eliminated three executive officer roles including the Chief Medical Officer, Chief Scientific Officer, and Chief Operating Officer and General Counsel. As a result, Jorge DiMartino, M.D., Ph.D., Christopher Dinsmore, Ph.D., and Barbara Kosacz, J.D., departed the company on February 16, 2024, after a transition period, and they continue to serve as strategic advisors.
The genesis for Kronos Bio began in the laboratory of MIT Associate Professor, Angela Koehler, Ph.D., who began studying transcription factors in the early 2000s. As an investigator at the Broad Institute of MIT and Harvard, Dr. Koehler was part of a team that developed a way to screen molecules for different binding properties and then she used this approach to find molecules that bind to MYC.
We were founded by Arie Belldegrun, M.D., FACS, Joshua Kazam, David Tanen and Christopher Wilfong from Two River, LLC (Two River) in 2017. Two River is a life science investment firm that partners with founders to create, finance and operate development-stage biopharmaceutical companies. Two River previously founded Kite Pharma, acquired by Gilead in 2017, and Allogene Therapeutics, Inc. Dr. Belldegrun serves as founding Chair of our board of directors. Dr. Belldegrun is a clinician scientist and biotechnology entrepreneur who also founded

Agensys Corporation, acquired by Astellas Pharma, Inc. in 2007, and Cougar Biotechnology, Inc., acquired by Johnson & Johnson in 2009.
Our Pipeline
We have developed our clinical pipeline through internal discovery efforts using our proprietary product engine. The following chart summarizes the current stages of our development programs, including KB-0742 and KB-9558, and our next anticipated milestones.
We are also executing on robust discovery programs across multiple TRNs, which focus on additional oncogenic TRNs including MYC, beta-catenin and additional Genentech partnered and unpartnered TRNs.
KB-0742: our CDK9 Inhibitor
KB-0742 was generated from our product engine’s SMM screening platform. KB-0742 is an oral CDK9 inhibitor with a differentiated biochemical selectivity and clinical PK profile. CDK9 is a serine/threonine kinase that forms the catalytic core of the positive transcription elongation factor b (P-TEFb). CDK9 is a global regulator of transcription and has been recognized as a high-value oncology drug target due to its essential role in maintaining high levels of transcription for oncogenes and short-lived anti-apoptotic proteins.
In February 2021, the first patient was dosed in the Phase 1 stage of our Phase 1/2 clinical trial to evaluate KB-0742’s safety, PK and PD properties across multiple dose levels. In November 2021, we reported initial results from the first three dose levels of our ongoing dose escalation stage of our Phase 1/2 trial of KB-0742 in patients with solid tumors. In December 2022, we announced the selection of 60mg 3 days on/4 days off, as our recommended Phase 2 dose (RP2D). An analysis of the trial results demonstrated that treatment with a 60mg dose of KB-0742 led to a targeted reduction in PBMCs of approximately 50% in levels of phosphorylated serine 2 on RNA Polymerase II (pSER2), a direct substrate target of CDK9. This level of target engagement is consistent with demonstrating anti-tumor activity based on preclinical models. The 60mg dose appears to have an acceptable safety profile and the maximum tolerated dose has not yet been defined. This analysis further showed that KB-0742 continued to demonstrate a differentiated PK profile, with oral bioavailability and dose-proportional exposure across all four dose levels, and low to moderate variability between patients. At the time of RP2D selection, a total of 26 patients had been enrolled and treated in the dose escalation phase of the study. Among these patients, PK data were collected and analyzed for 25 patients and KB-0742 continued to demonstrate a terminal half-life of 24 hours, with approximately 2.1-to-2.5-fold accumulation between day 1 and day 10. Follow-up data on the Phase 1 dose escalation portion of the study was shared in October and November 2023. The preliminary analysis included 28 patients enrolled in the dose escalation portion of the study who received doses from 10 mg up to 60 mg. KB-0742 demonstrated on-mechanism single agent anti-tumor activity in heavily pre-treated patients with transcriptionally addicted tumor types and exhibited a manageable safety profile, with no grade 3/4 neutropenia observed. KB-0742 also continued to demonstrate dose proportional exposure and target engagement and a 24-hour plasma half-life, enabling intermittent dosing. The long plasma half-life enabled KB-0742 to achieve sustained pharmacologically active concentrations while avoiding potentially toxic peak

(Cmax) concentrations. The most common tumor types of these patients were colorectal (5), chordoma (4), sarcoma (4), lung (3) and breast (3).
The subsequent development path to registration will be based on the frequency, magnitude and durability of responses observed in these expansion cohorts. We continue to assess maximum tolerated dose and potential for improved anti-tumor activity at higher doses or on alternative schedules within the study, having recently completed the 80 mg 3 days on/4 days off dose cohort in December 2023.
Our initial development focus for KB-0742 is for potential use in advanced transcriptionally addicted solid tumors, including tumors with MYC amplification. MYC is a well-characterized transcription factor and a long-recognized driver of cancer that is dysregulated in a significant proportion of malignancies, including lung, breast, ovarian, and various gastrointestinal cancers, as a result of genomic amplification and other mechanisms. CDK9 is a critical node in the MYC TRN, acting both as an upstream driver of MYC expression and a downstream co-factor of MYC itself that is required to drive the MYC-dependent oncogenic gene expression program. Preclinical characterization of KB-0742 has demonstrated that MYC over-expression resulting from genomic amplification and other mechanisms is associated with increased tumor sensitivity across multiple histologies, potentially enabling a tissue of origin-agnostic development strategy.
KB-9558: our p300 KAT inhibitor

KB-9558 is our second internally developed candidate and is slated to complete IND-enabling studies in 2024. KB-9558 emerged from our efforts to selectively target the activity of IRF4, a key transcription factor in multiple myeloma. IRF4 is an important lineage transcription factor that defines plasma cell identity and is deregulated in multiple myeloma, a cancer of plasma cell origin. Given the definitional role of IRF4 in multiple myeloma and its lineage specificity, targeting of IRF4 has emerged as a highly promising therapeutic strategy as it has been shown to inhibit multiple myeloma cell growth irrespective of molecular subtype or prior treatment resistance.
Unbiased network analysis of our IRF4 multiple myeloma TRN revealed the lysine acetyl transferase (KAT) p300 as a critical node of IRF4. Based on TRN properties, p300 was implicated as a physical cofactor IRF4 that colocalized with the transcription factor on the genome and shared similar functional dependency. Subsequent experimentation confirmed that inhibition of the KAT domain enzymatic activity resulted in the selective downregulation of IRF4 levels and activity. Loss of IRF4 coincided with loss of cell viability and apoptosis in multiple myeloma cells. In vivo, p300 KAT inhibition reduced tumor growth at tolerated doses. In collaboration with multiple myeloma experts at the Dana-Farber Cancer Institute, we also demonstrated that p300 KAT inhibition was active in highly drug resistant multiple myeloma cell lines and ex vivo patient samples including samples refractory to current generation therapies, such as IMiD class drugs. Importantly, in ex vivo experiments, antiproliferative effects of p300 KAT inhibition were limited to multiple myeloma cells and not the accompanying normal bone marrow stromal cells. These data suggest that p300 KAT inhibition represents an attractive and novel therapeutic mechanism for targeting IRF4 dependency in multiple myeloma.
These data motivated our internal development of highly selective small molecule enzymatic inhibitor of p300 to exploit and target the critical node relationship with IRF4. A medicinal chemistry campaign focused on developing an IRF4-selective inhibitor ultimately resulted in KB-9558, a highly potent and selective inhibitor of p300 KAT enzymatic domain. KB-9558 also inhibits the activity of CBP, a close paralog of p300, but is otherwise highly selective to other known KAT enzymes. Additionally, KB-9558 possesses appropriate drug-like properties for further development. In December 2023, KB-9558 was disclosed as a development candidate, and is projected to complete IND-enabling studies in 2024.

SYK Inhibitors

Our expertise in TRN biology allowed us to recognize SYK, a critical dependency in biomarker-defined subsets of AML patients characterized by persistent high HOX/MEIS expression, and in July 2020, we acquired a portfolio of selective, orally bioavailable small molecule SYK inhibitors from Gilead. The acquisition included two clinical-stage product candidates:

•Lanraplenib – A next generation SYK inhibitor with improved PK and pharmacologic properties compared with entospletinib, including once daily (QD) dosing, no food restrictions and compatibility with proton pump inhibitors. Lanraplenib was previously studied in clinical trials that included more than 250 healthy volunteers and patients with autoimmune diseases, establishing an acceptable safety profile. Our preclinical evaluation of lanraplenib showed equivalent anti-leukemic activity in head-to-head comparisons with entospletinib. We dosed the first patient in a Phase 1b/2 clinical trial in August 2022. This clinical trial included a dose-escalation and an expansion cohort study design. In this trial, the Phase 1b stage evaluated initial safety, PK and anti-leukemic activity of escalating once-daily doses of lanraplenib in combination with the standard approved dose of gilteritinib in relapsed or refractory FLT3-mutated AML patients. Once a recommended dose was established, we planned to initiate the Phase 2 stage of the trial to further evaluate the safety of lanraplenib and assess its anti-leukemic activity as measured by composite complete response (CR) rate and duration of response. In December 2023, we announced that the Phase 1b portion of the study was completed, and while target engagement was observed and we were able to escalate lanraplenib dosing up to 90 mg daily, there was insufficient response in the patient population to support continuing to the Phase 2 portion of the trial. Study finalization is ongoing.

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

Discovery Programs
We continually invest in early discovery efforts utilizing our proprietary product engine, with the goal of expanding our pipeline of future product candidates, either alone or with third party collaborators. In addition to our partnered programs with Genentech, we are focused on tumor types with clear evidence of transcription factor deregulation including additional MYC-driven cancers and cancers driven by activated beta-catenin. We are developing a deep understanding of the underlying disease biology within these cancer types, engineering robust systems to characterize transcription factor perturbation signatures, and are evaluating multiple potential opportunities for therapeutic intervention through modulation of key TRN components. We select our discovery targets based on scientific, translational and competitive considerations, prioritizing those where dependency has been demonstrated in a defined patient population with high unmet medical need, and where we believe we can design an efficient early clinical translation strategy based upon our understanding of the disease biology.

Our Strategy

Our goal is to become a leading biopharmaceutical company by discovering transformational small molecule modulators of historically challenging targets in cancer and other serious diseases, and then developing those product candidates through regulatory approval, and ultimately commercializing those agents, using a precision medicine approach for patient populations with high unmet medical need. We intend to do this by continuing to employ our proprietary product engine to discover and develop product candidates. The key near-term elements of our strategy include:

•Establish clinical proof of concept for KB-0742 (CDK9 program). In February 2021, the first patient was dosed in the first stage of our Phase 1/2 clinical trial, designed to initially assess the safety, PK and PD profile of KB-0742 in patients with advanced solid tumors. In December 2022, we announced a recommended Phase 2 dose and began enrolling subsequent signal-seeking expansion cohorts in cancer patients with MYC-amplified solid tumors and other transcriptionally addicted cancers while continuing to dose escalate in the Phase 1 portion of the trial. We completed the 80 mg 3 days on/4 days off dose cohort in December 2023. In the fourth quarter of 2023, we shared follow-up data from the 10 mg – 60 mg Phase 1 escalation patients of the trial. We plan to present preliminary results from the ongoing Phase 1 dose escalation beyond the 60 mg 3 days on/4 days off dose and from the Phase 2 expansion portions of the study at two medical conferences in the second half of 2024.

•Advance KB-9558 through IND-enabling studies. In the first half of 2024 we are completing initial safety and tolerability assessments of KB-9558 and initiating GLP and GMP synthesis campaigns. Following these efforts, IND-enabling activities including 28-day rat and dog GLP toxicology studies will be completed in the second half of 2024 with the goal of satisfying all requirements for IND filing by the end of year.

•Leverage our product engine to grow our pipeline of internally-generated product candidates. Our research efforts are directed to establishing a robust pipeline of additional highly differentiated product candidates targeting deregulated transcription factors and their associated TRNs, leveraging our SMM platform, and our chemical biology, and computational and experimental biology capabilities.

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

Kronos Bio Differentiated Opportunity

Targeting transcriptionally addicted solid tumors through sustained CDK9 inhibition

We believe that KB-0742 represents a differentiated opportunity for targeting CDK9 dependency in solid tumors based on its selectivity profile, oral bioavailability and extended plasma half-life. Multiple CDK9 inhibitors are currently being investigated clinically; however, clinical results published to date have shown limited therapeutic index and, to our knowledge, none have advanced into late-stage clinical trials. We believe that three primary factors differentiate KB-0742 and our translational strategy, and may enable an enhanced potential therapeutic index relative to other programs:

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

Biochemical Assay Panel Showed High Selectivity of KB-0742 for CDK9 over Other CDK Family Members

PK Profile and Dosing Schedule. Because of the essential role of CDK9 in all normal tissues, it is critical to optimize dosing schedule and duration of target coverage in order to achieve anti-tumor activity without eliciting undue toxicity in normal tissues. Based on our team’s prior experience developing anti-cancer agents targeting epigenetic targets, we are pursuing an intermittent dosing strategy, with the goal of maintaining a consistent level of target coverage for several days followed by a drug holiday to allow for recovery in normal tissue. Many other CDK9 inhibitors possess short half-life and many are administered intravenously, resulting either in pulsatile target coverage or short overall duration of target coverage. By contrast, KB-0742 has demonstrated oral bioavailability and a twenty-four hour plasma half-life in humans. We believe that this is an attractive profile and affords the flexibility to establish a therapeutic index by varying dose and schedule to achieve optimal target coverage in tumor.

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

KB-0742 Development Strategy

The FDA cleared our IND for KB-0742 in December 2020. In February 2021, we initiated the dose escalation stage of our Phase 1/2 clinical trial of KB-0742 in cancer patients to evaluate its safety, PK and PD across multiple dose levels to identify a recommended dose and schedule.

Two-Stage Phase 1/2 Dose Escalation Clinical Trial

Following identification of a recommended Phase 2 clinical trial dose and schedule, we continue to assess maximum tolerated dose at higher doses or on alternative schedules within the study and in parallel enrolling expansion cohorts in biomarker-defined patient populations with transcriptionally addicted cancers, including MYC-amplified solid tumors. Clinical results from these expansion cohorts will inform the future development and registration strategy for KB-0742.

p300 KAT inhibition with KB-9558 selectively targets IRF4 dependency in multiple myeloma

IRF4 as a high value target in multiple myeloma

Although there have been significant therapeutic advances in multiple myeloma treatment over the last two decades, multiple myeloma remains an incurable disease with high clinical unmet need. Recently approved biologics and cell therapies have demonstrated high overall response rates, but still have limited duration of response and median progression free survival of less than one year in penta-refractory multiple myeloma patients. Additionally, many of these biologic and cell therapies require hospital admission as part of their administration and adverse event management (e.g. cytokine release syndrome) and have limited patient access because administration is mostly restricted to academic centers, while most patients are being managed in the community setting. As a result, there remains high unmet need for orally bioavailable multiple myeloma therapeutics that can be safely administered in an outpatient and community setting.

Among the landscape of therapeutic targets in multiple myeloma, IRF4 has long been considered a high value target. IRF4 is a lineage transcription factor that defines plasma cell identity. Multiple myeloma is a tumor of plasma cell origin and IRF4 is commonly deregulated, becoming overexpressed and entering a positive feedback loop with MYC. As a result, IRF4 dependency is universal across multiple myeloma cell types and importantly, this dependency is maintained regardless of prior treatment or therapy resistance suggesting potential clinical benefit across multiple prior treatment regimens and contexts. Downregulation of IRF4 is not only highly potent against multiple myeloma, but also highly context specific vs. other cell lines and tissue types. This specificity and high degree of context dependency has also been recognized in pan-cancer genome-wide knock out or knock down screens such as those performed by the Broad Institute or Novartis. Here, IRF4 has emerged as one of the top overexpressed and context specific cancer drivers. Finally, systemic downregulation of IRF4 is well tolerated in animals again owing to its lineage restricted function.

Despite the strong therapeutic rationale for IRF4 inhibition, there are currently no approved therapies targeting this mechanism. This is in large part due to IRF4 being a transcription factor which introduces numerous challenges for current drug discovery approaches. The IRF4 protein structure is mostly disordered and the few ordered regions that exist lack amenable ligandable pockets for small molecule perturbation. In addition, there still remains an incomplete understanding of IRF4 function including how it is regulated and how it functions within a larger multi-subunit transcriptional complex.

Mapping of the IRF4 TRN reveals p300 as a critical node

To overcome challenges in direct IRF4 targeting we utilized our product engine to map the IRF4 TRN in multiple myeloma and to identify actionable critical nodes. TRN maps are constructed by integrating multiple large experimental datasets relevant to transcription factor biology and structuring this data into directional graph networks. TRN maps are constructed with the following principles:

1.Data should be as unbiased as possible: Genome-wide profiling experiments such as ChIP-seq or RNA-seq that provide systematic data on transcription factor localization and function are utilized vs. more traditional knowledge graph-based approaches that mine the scientific literature and are more prone to publication bias.
2.Network features should be explanatory: To overcome limitations in other network and machine learning approaches that are more “black box” or correlative in their construction, TRN networks should be mechanistic in nature i.e., edges between nodes representing a physical or regulatory interaction based on experimental evidence. Kronos has developed deep expertise in performing such “feature extraction” from complex datasets like transcription factor ChIP-seq, chromatin landscapes and pan cancer gene expression datasets.
3.Data should be clinically and biologically relevant: As much as possible, data should be sourced from patient samples or models that faithfully recapitulate the relevant transcription factor biology and dependency. This is especially important for highly context-dependent data sources such as protein-protein interaction. In most cases, this data does not exist in the public domain and as such, our team has developed expertise in generating context relevant high-quality datasets internally.

Guided by these principles, we generated an IRF4 centered TRN in multiple myeloma with multiple unbiased data layers informing on functional dependency, genomic localization, regulation, physical interaction and protein structure. We analyzed the IRF4 TRN structure to identify druggable proteins with similar network features as IRF4. p300 emerged from this analysis as a structured protein with the most similar functional dependency, interactome and regulome as IRF4. These network observations prompted us to hypothesize that p300 acted as a critical node mediating IRF4 function and dependency and that by targeting p300, we would selectively inhibit IRF4 in multiple myeloma.

Targeting the p300 KAT domain inhibits IRF4 activity in multiple myeloma

p300 is a large multidomain protein that functions as a lysine acetyl transferase (KAT). It is part of a broader family of human KATs and has one close paralog, the gene CBP. These two proteins are not functionally overlapping and only p300 and not CBP was identified as an IRF4 critical node in the TRN analysis. p300 has previously been recognized as a therapeutic candidate in cancer and current clinical approaches target its bromodomain, a domain that functions by specifically binding acetylated lysines on histones and other proteins. Our IRF4 TRN analysis implicated p300 and specifically its enzymatic function mediated by its KAT domain as the critical activity relevant to IRF4.

We experimentally validated this hypothesis using in house developed tool compounds targeting the p300 KAT domain as well as other chemical and genetic approaches. We confirmed not only that IRF4 and p300 physically interact, but that they share many more cofactors than would be expected by chance suggesting that they both are components of the same transcriptional complex. Consistent with their physical interaction, p300 and IRF4 bind to the same locations of the genome and genes bound by both p300 and IRF4 are preferentially impacted by p300 inhibition. Finally, we showed that p300 KAT activity was required to maintain active chromatin at IRF4 binding sites and that p300 substrates included many key multiple myeloma drivers and regulators including IKZF3 or Aiolos.

Within the IRF4 TRN map, we identified an enhancer upstream of IRF4 as one of the most prominent binding sites for both IRF4 and p300 suggesting that IRF4 regulates its own expression in a manner that involves and requires p300. Indeed, p300 KAT inhibition resulted in loss of acetylation at this region and rapid and complete downregulation of IRF4 mRNA levels that were immediately followed by loss of IRF4 protein. Importantly, targeting of the p300 bromodomain failed to downregulate IRF4 to a similar extent, nor did other tested multiple myeloma therapeutics such as Pomalidomide. From these data we surmised that p300 acted as a critical node of IRF4 and specifically that the KAT domain was the functional driver of this relationship.

We hypothesized that the unique relationship between IRF4 and p300 could be therapeutically exploited by identifying levels of p300 KAT inhibition that achieved selective IRF4 inhibition. At doses significantly lower than maximal inhibition of p300 KAT activity we observed loss of IRF4 and selective loss of IRF4 target genes leading to apoptosis and inhibition of multiple myeloma cell growth. We also observed tumor growth inhibition in cell line derived xenograft mouse models of multiple myeloma. Finally, in collaboration with the Dana-Farber Cancer Institute, we tested p300 KAT inhibitors on multiple myeloma patient samples collected from the clinic. In these samples, multiple myeloma cells are mixed with their accompanying bone marrow stromal cells. In this mixed tumor microenvironment, we confirmed that p300 KAT inhibition selective inhibited the viability and proliferation of multiple myeloma cells and not the accompanying patient matched normal bone marrow stromal cells.

Developing KB-9558, our p300 KAT inhibitor development candidate

Our mechanistic insights into the p300 and IRF4 critical node relationship motivated the internal optimization and of our novel series of p300 KAT inhibitors to discover KB-9558, our development candidate. Although others have pursued p300 KAT inhibitor programs, none have entered the clinic to date. KB-9558 is an orally bioavailable small molecule with excellent pharmacological properties, no significant off target activity, and minimal potential for drug-drug interactions. KB-9558 is currently undergoing further evaluation for safety and tolerability and should complete IND enabling studies by the end of 2024.

Discovery product engine to map TRNs and target oncogenic transcription factor activity

KB-0742 and KB-9558 both emerged from our internal product engine and serve as key examples of how identifying critical nodes of oncogenic transcription factors can provide a path towards developing therapeutics that target oncogenic transcription factor activity.

We believe this approach is generally tractable for oncogenic transcription factors which are high value targets in oncology and other diseases. Transcription factors are proteins that bind to specific DNA sequences on the genome and control how sets of genes are turned on and off. This ability to exert systematic control on gene expression underlies the functional importance of transcription factors and consequently, transcription factor activity is recurrently deregulated in many human cancers. This is exemplified by two transcription factors: MYC, the most commonly amplified oncogene, and p53, the most commonly inactivated tumor suppressor gene. Together, these two genes account for two thirds of all human cancers. The human genome encodes more than 500 transcription factors, of which more than 30% have been functionally implicated in cancer, including in recent pan-cancer genetic screens that identify highly selective tumor dependencies.

While there are examples of approved therapies that directly target transcription factor activity (such as those targeting the nuclear hormone family of transcription factors which contain ligand binding domains, or those which act as molecular glues that degrade zinc finger transcription factors), transcription factors as a class remain challenging drug targets. Traditional drug discovery approaches have struggled to target transcription factors for two main reasons. First, most are considered intrinsically disordered proteins, which means that the purified protein fails to adopt a defined structure, rendering most biochemical and biophysical drug screening approaches unusable. Second, most transcription factors lack active sites or “ligandable” pockets within their protein structure that can be used to modulate their activity. The core biological activity of transcription factors is their ability to recruit cofactors and form large multi-subunit protein complexes on the genome; however, it is only in a cellular context that transcription factors bind to such cofactors and form a unique and defined protein structure. To overcome these two challenges, we believe transcription factors must be drugged in their appropriate physiological context.

Our product engine addresses the challenges of directly targeting transcription factors by mapping and understanding transcription factor activity within the context of its TRN. Within a tumor, a deregulated network of hundreds of regulatory proteins, including cell-signaling proteins, transcription factors, epigenetic regulators and core transcriptional machinery, coordinate to drive the oncogenic gene expression program. These interactions are dynamic, interdependent and frequently contain redundant pathways, compensatory mechanisms or feedback loops that may drive resistance to targeted therapies. Collectively these hundreds of interactions make up an oncogenic TRN.

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

The figure below illustrates an example TRN and shows how the structure of a TRN can be altered in a tumor specific context. In this diagram, nodes represent distinct proteins and edges represent functional, regulatory, or genetic interactions. Upregulation of oncogenic signaling can alter the activity of nodes and edges (shown in red) leading to oncogenic activation of gene expression at tumor specific loci across the genome. These subnetworks within the TRN are associated with tumor specific activity and are likely to contain critical nodes, proteins that play an outsized role in maintaining a tumor specific TRN and are relied upon for the survival of the tumor. Critical nodes may be points of convergence for multiple signaling pathways, components of positive feedback loops, or effector proteins that regulate many other processes. Often, critical nodes are physical cofactors of oncogenic transcription factors such as CDK9 for MYC or p300 for IRF4. As we have demonstrated for those programs, identification and targeting of a critical node can result in the selective inhibition of oncogenic TF activity while sparing basal transcription thereby providing the underlying basis for a therapeutic index.

Example of identifying critical nodes within oncogenic TRNs

Our differentiated product engine enables us to systematically identify and target critical nodes of oncogenic transcription factors. First, we integrate diverse multiomic data from cancer model systems with clinical real-world evidence to map the TRN of interest. Next, we apply our expertise in systems biology and drug discovery to define the mechanistic basis of TRN tumor dependency and identify candidate critical nodes. Third, we identify small molecule modulators of critical nodes either through use of our proprietary SMM screening platform or via existing chemical starting points.

Mapping TRNs by integrating multiomic data and real-world evidence

As previously described, TRN maps represent the integration of multiple regulatory layers (genetic, signaling, chromatin, structural, protein-protein interaction) that define transcription factor activity. We map TRNs in the appropriate context that captures oncogenic transcription factor deregulation. As an example, to map the MYC TRN, we analyze how MYC amplification rewires the tumor cell TRN to create positive feedback loops that stabilize and upregulate MYC activity in a manner not seen in normal cells. To ensure that the TRN maps faithfully recapitulate true patient tumor biology, we integrate pan-cancer multiomic data, which helps us understand how a specific TRN state compares with other tumors or cell types, with clinical real-world evidence drawn from thousands of cancer patients via our collaboration with Tempus, which helps us reinforce aspects of the network found both in patients and model systems such as cell lines. This also lays the foundation for later patient selection and biomarker development.

Identifying critical nodes that form the mechanistic basis of TRN tumor dependencies

Our initial TRN maps, like many big-data networks, contain many thousands of nodes and edges and are too complex for human interpretation. We hypothesize that nodes in the network that share edges with key oncogenic transcription factors or share similar network properties and motifs are more likely to have similar function and dependency. We term these as candidate critical nodes and utilize computational approaches to identify these within complex TRNs. We then functionally and experimentally validate the critical node hypothesis by first confirming the network features that prompted critical node identification such as physical interaction or coregulation. We next validate that critical nodes share the same context dependency as the oncogenic transcription factor and finally we confirm that targeting the critical node elicits a similar molecular response as targeting the transcription factor. Through this process we are able to identify and validate often novel or underappreciated targets as critical nodes of oncogenic transcription factors. Additionally, by deeply characterizing the activity of critical nodes and their associated oncogenic transcription factors, we lay the foundation for assay development and cellular characterization of small molecule TRN modulators.

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

Small Molecule Microarray Identifies Binders to TRN Constituents

Hits derived from an SMM screen have the potential to bind different members of the target protein complex and act through a variety of mechanisms. We characterize SMM hits by triaging them for specific mechanisms of action that emerge from our identification of critical nodes within TRN maps. For example, assaying SMM hits for their ability to disrupt a protein-protein interaction between the critical node and the transcription factor or the ability of a hit to directly inhibit the activity of a critical node cofactor. In any given SMM TRN screen we may have multiple of these critical node mechanisms that we can bias our hit triage towards.

In addition to identifying functional binders using in vitro or cellular activity assays, we can mine our SMM hits for non-functional binders to known critical node proteins. Because they bind to the target protein while also being covalently attached to the array slide via a chemical linker, SMM hits are well positioned to be transformed into heterobifunctional molecules. The attachment site of this chemical linker is used as a starting point to rapidly functionalize these SMM hits, including converting these hits into heterobifunctional proteolysis targeting chimera (PROTAC) degraders, in order to achieve TRN modulatory activity.

Optimizing Lead TRN Modulator Molecules

Once we have identified and characterized a TRN modulating critical node hit, we investigate the connection between molecular characteristics and target engagement to refine or optimize the pharmacological properties of the molecule to match the desired clinical product profile. We employ our robust medicinal chemistry, computational chemistry and assay development capabilities to support such lead optimization.

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

Our Approach to Clinical Trial Design

We leverage our extensive computational biology capabilities to identify predictive biomarkers for drug response and key pharmacodynamic markers of activity within the oncogenic TRN. We then seek to establish in preclinical models the required extent and duration of target coverage necessary to achieve clinical efficacy without eliciting undue toxicity in normal tissue. For example, while continuous dosing strategies may be appropriate for certain targets, intermittent dosing strategies may be essential for establishing a therapeutic index for other targets, such as CDK9.

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

In connection with the agreement, we received an upfront payment of $20.0 million from Genentech. In addition, we are eligible for additional milestone payments upon achievement of certain preclinical, clinical and regulatory (including first-sale) milestones, totaling up to $177 million for the first development candidate per hit program, and are eligible to receive net sales milestones of up to $100 million for the first licensed product per hit program. We are also eligible to receive tiered royalties in the low- to high-single digits on any products that are commercialized by Genentech as a result of the collaboration.

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

Tempus R&D Services Agreement

In October 2021, we entered into an agreement for research and development services (Tempus Agreement) with Tempus AI, Inc. (formerly known as Tempus Labs, Inc. and referred to herein as Tempus), pursuant to which Tempus agreed to provide us with research and development services for a period of four years. The three primary services are analytical services, data licensing, and organoid services. We intend to utilize the services contemplated under the Tempus Agreement to advance the development of KB-0742.

In consideration for the access to the services throughout the term of the Tempus Agreement, we have agreed to pay an annual minimum commitment of $1.5 million in year one, $2.5 million in year two, $3.0 million in year three and $2.5 million in year four. Payments are made in quarterly installments. We have paid $3.6 million and $1.1 million for the years ended December 31, 2023 and December 31, 2022, respectively, under the Tempus Agreement.
In addition, we are required to make milestone payments upon successful achievement of certain regulatory milestones for KB-0742 and other discovery pipeline compounds up to a combined maximum of $22.4 million. For each milestone payment that becomes due, we have the right to pay up to 50% of such milestone payment amount in shares of our common stock as long as certain regulatory requirements are met.
Sales and Marketing
We expect to build a commercial infrastructure to support sales of any of our product candidates that receive regulatory approval. We expect to manage sales, marketing and distribution through internal resources and third-party relationships. While we may commit significant financial and management resources to commercial activities, we will also consider collaborating with one or more pharmaceutical companies to enhance our commercial capabilities.

Manufacturing
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely for the foreseeable future, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that we may commercialize. In this regard, we need to continue to obtain supply of KB-0742 and KB-9558 from third-party manufacturers. We are initially obtaining our supplies from manufacturers on a purchase order basis without long-term supply arrangements in place. We do not currently have arrangements in place for redundant supply for APIs and drug product. For all of our product candidates, we intend to identify and qualify manufacturers to provide the APIs and drug product prior to submission of an NDA to the FDA or other marketing authorization applications to other regulatory authorities.
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
Competition
The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary drugs. We operate in the segments of the pharmaceutical, biotechnology and other related markets that target transcriptional regulation in cancer. While we believe that our technology, development experience and scientific knowledge provide us with competitive advantages we hope to exploit, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any product candidates that we successfully develop and ultimately commercialize will compete with existing products and new products that may become available in the future.

If we are successful in developing and receiving approval for KB-0742, we expect it would compete against various multi-CDK inhibitors that are currently in early-stage clinical development if they are ultimately approved, including: (a) AZD4573, being developed by AstraZeneca; (b) fadraciclib (CYC-065), being developed by Cyclacel Pharmaceuticals; (c) voruciclib, being developed by MEI Pharma; (d) zotiraciclib, being developed by the National

Cancer Institute; and (e) TP-1287 (alvocidib), being developed by Sumitomo Pharma Oncology. We also expect it to compete against (a) GFH009, a CDK9 inhibitor in Phase 1 dose escalation, being developed by SELLAS Life Sciences Group; (b) PRT2527, a CDK9 inhibitor in Phase 1 dose escalation by Prelude Therapeutics; and (c) VIP152, a PTEFb/CDK9 inhibitor in early-stage clinical development by Vincerx Pharma, Inc.

If we are successful in developing and receiving approval for KB-9558, we would expect it would compete against various p300 inhibitors that are currently in early-stage clinical development if they are ultimately approved, including: (a) inobrodib a p300/CBP Bromodomain inhibitor, being developed by CellCentric in Phase I/II; (b) FT-7051 a p300/CBP BRD inhibitor being developed by Pathos; (c) EP31670 a p300/CBP BRD inhibitor being-developed by Epigenetix; and (d) TT125-802, p300/CBP BRD inhibitor, being developed by Tolremo.

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

Intellectual Property
Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates KB-0742 and KB-9558, our future product candidates, as well as novel discoveries, product development technologies, and know-how. Our commercial success also depends in part on our ability to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to develop and maintain protection of our proprietary position and freedom to operate by, among other means, filing and prosecuting, or in-licensing or acquiring U.S. and foreign patents and patent applications covering those products, technologies, inventions, and improvements that are important to our business.

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

We are actively building our intellectual property portfolio around our product candidates and our discovery programs, based on our own intellectual property as well as licensed intellectual property. Our patent portfolio in general includes patents and patent applications directed to our lead product candidates, KB-0742 and KB-9558, and our other research-stage candidates, all of which are solely owned by us. We also have patents and patent applications directed to entospletinib and lanraplenib.

With respect to KB-0742, as of February 1, 2024, we have one issued U.S. patent, two issued or granted foreign patents, and 42 pending U.S. and foreign patent applications directed to the KB-0742 compound, compositions, methods of treating CDK9-mediated diseases with KB-0742, analogs and polymorphic forms of KB-0742, and other research-stage candidate compounds that modulate CDK9 activity, all with nominal terms extending to between 2039 and 2042. Nominal patent terms are determined as 20 years from the earliest non-provisional filing date to which priority is claimed, and do not take into account extensions that are or may be available.

With respect to KB-9558, as of February 1, 2024, we have pending provisional patent applications directed to the KB-9558 compound, compositions, methods of treating p300-mediated diseases, analogs of KB-9558, and other research-stage candidate compounds that modulate p300 activity.

With respect to lanraplenib as of February 1, 2024, our patent portfolio included six issued U.S. patents, 107 issued or granted foreign patents, and 24 pending U.S. and foreign patent applications directed to lanraplenib as a composition-of-matter, methods of using lanraplenib, or its polymorphic forms and their use or manufacture, all with nominal terms extending to between 2034 and 2043. Nominal patent terms are determined as 20 years from the earliest non-provisional filing date to which priority is claimed, and do not take into account extensions that are or may be available.

As of February 1, 2024, our patent portfolio related to entospletinib included over 12 issued U.S. patents, 49 issued or granted foreign patents, and one pending U.S. patent application, directed to entospletinib as a composition-of-matter, formulations, polymorphic forms or their methods of use or manufacture, all with nominal terms extending to between 2029 and 2038. Nominal patent terms are determined as 20 years from the earliest non-provisional filing date to which priority is claimed, and do not take into account extensions that are or may be available.

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

Privacy Laws

We may be subject to diverse laws and regulations relating to data privacy and security as a result of our data processing activities. For example, when we collect personal data as part of any clinical trials or other testing, we may be subject to regulatory obligations. This includes, (i) in the U.S., state consumer privacy laws, including, for example, the California Consumer Privacy Act of 2018 as amended by the California Privacy Rights Act of 2020, or collectively, CCPA, (ii) in the European Union, or EU, and the European Economic Area, or EEA, the EU General Data Protection Regulation, or EU GDPR, (iii) in the United Kingdom, or UK, the UK GDPR, and (iv) the national rules of the individual EU Member States. New privacy laws have been proposed or enacted in the U.S. and globally, and existing ones are being expanded, updated and strengthened.

In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. For example, the CCPA, applies to personal data of consumers, business representatives, and employees who are California residents, and requires covered businesses to provide specific disclosures in privacy notices, and honor requests of such individuals to exercise certain privacy rights. . The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA could impact our business activities depending on how it is interpreted and enforced.

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

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers, which will remain in effect until 2032 absent additional congressional action. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, presidential executive orders, and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. In addition, individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program, or SIP, proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

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

PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an approvable letter requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards are not maintained, or problems are identified following initial marketing.

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

Human Capital Resources

As of March 11, 2024, we had 62 full time employees and one part time employee. Substantially all of our employees work out of our offices in either San Mateo, California, or Cambridge, Massachusetts. We have one and a half dedicated, full-time employee equivalents responsible for executing our human capital management strategy and overseeing all aspects of our human resources processes in place to support our employees. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. Since our founding, we have had relatively low turnover of employees, which we attribute to our shared mission of transforming the lives of those affected by cancer.

Beginning in the fourth quarter of 2023, we implemented corporate restructuring plans to optimize resource allocation and extend our cash runway to focus resources on key programs in our pipeline. In connection with these restructuring efforts, from November 2023 to March 2024 we reduced our workforce by approximately 40% and eliminated three executive officer positions.

Our employees are essential to our success. We have been purposeful, within our resource constraints, in our efforts to develop and retain diverse talent as well as create an inclusive culture. We are investing in building and maintaining a work environment that prioritizes the health, safety and wellness of our team, and where our employees are inspired to deliver their best every day. All employees are responsible for upholding the Kronos Bio Code of Conduct, which forms the foundation of our policies and practices. We are continuing to expand our systems to track key human capital metrics such as demographics, diversity, compensation and benefits, and engagement.

Diversity, Equity and Inclusion
We are committed to creating and maintaining a diverse, inclusive and safe work environment. Our employees bring diversity to our workplace across many critical categories, and we believe our company is stronger as a result of their variety of experiences and backgrounds. For example, over half our employees self-identify as women, and over half of our employees in medical or scientific roles self-identify as members of underrepresented communities and nearly half self-identify as women. As we mature, we look forward to continuing to develop our diverse workforce.

Compensation and Benefits
Our commitment to our employees starts with benefit and compensation programs that value employees’ contributions and offer financial and health programs for employees and their families. We strive to provide competitive compensation, benefits and services that serve to attract and retain employees. Our compensation package includes market-competitive salary, bonuses and broad-based stock awards, healthcare and retirement benefits, and unlimited paid time off. We also offer an Employee Stock Purchase Program through which employees can purchase company stock at a discounted price. Additionally, we continue to advance transparency in our pay and representation data by complying with all applicable statutory filing requirements.

Communication and Engagement
We strongly believe that Kronos Bio’s success depends on our employees understanding how their work contributes to the company’s overall mission and strategy. We strive to foster open and direct communication and seek to empower our employees to be our greatest ambassadors. We use a variety of channels to facilitate this, including monthly business updates from the senior management team; regular town hall meetings, open forums and online platforms, and company-wide written communications; and employee engagement surveys.

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
We have incurred significant net losses in each period since we commenced operations in June 2017. For the years ended December 31, 2023 and December 31, 2022, we reported net losses of $112.7 million and $133.2 million, respectively. As of December 31, 2023, we had an accumulated deficit of $508.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:
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
Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from any of our product candidates. We do not expect to generate significant revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, our product candidates. KB-0742 is our only product candidate in the clinical stage of development. In addition, all of our product candidates will require additional clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Our ability to generate revenue from our product candidates depends on a number of factors, including, but not limited to:
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
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we progress our ongoing clinical trial and commence our planned clinical trials and any other future clinical trials, and continue our discovery and preclinical development activities to identify new product candidates, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations, and we may need to raise additional funding sooner than expected if we choose to expand more rapidly than we presently anticipate. We cannot be certain that additional funding will be available on acceptable terms, or at all. Further, geopolitical events such as the war between Russia and Ukraine (and responses by the United States and certain other countries, including significant sanctions and trade actions against Russia), the war between Israel and Hamas and risk of larger conflict, inflation, high interest rates, bank failures, or a health epidemic or pandemic, could adversely affect the economy and financial markets in general and our ability to raise additional capital. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our discovery, preclinical and clinical development programs or any future commercialization efforts.
We had $175.0 million of cash, cash equivalents and investments as of December 31, 2023. We believe that, based upon our current operating plan, our existing capital resources will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2026. However, we have based this estimate on our current development plans and assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control, including as a result of global supply chain issues, inflation, high interest rates, bank failures, or a health epidemic or pandemic. In any event, our future capital requirements will depend on many factors, including:
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
Our recently implemented corporate restructuring to optimize our resource allocation and contain costs may not have the benefits we expect.
Beginning in the fourth quarter of 2023, we implemented corporate restructuring plans designed to optimize our resource allocation and contain costs. In connection with the restructuring plans, in November 2023, we reduced our workforce by approximately 19%, and in March 2024, we implemented a further 21% reduction in force. In addition, as part of these restructuring efforts we eliminated three executive officer positions; our former Chief Medical Officer, Chief Scientific Officer, and Chief Operating Officer and General Counsel departed the Company in February 2024 and transitioned to strategic advisor roles. These reductions in workforce may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended workforce reduction, a decrease in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the restructuring, all of which may have an adverse effect on our results of operations or financial condition. In addition, while positions have been eliminated, certain functions necessary to our reduced operations will remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. We may also discover that the reduction in workforce and cost cutting measures will make it difficult for us to pursue new opportunities, hire new employees, complete initiatives and require us to hire qualified replacement personnel, which may result in us incurring additional and unanticipated costs and expenses. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition, results of operations and ability to successfully develop our current and future product candidates.
Risks Related to the Discovery and Development of our Product Candidates
We have a limited operating history and face significant challenges and will incur substantial expenses as we build and maintain our capabilities.
We were incorporated in June 2017. We have a limited operating history and are subject to the risks inherent in an emerging company, including, among other things, risks that we may not be able to hire and retain sufficient qualified personnel and establish operating controls and procedures. We currently do not have complete in-house resources to enable our operations. As we continue to build our capabilities, we expect to encounter risks and uncertainties frequently experienced by growing companies in new and rapidly evolving fields. If we are unable to continue to build our capabilities, our operating and financial results could differ materially from our expectations, and our business could suffer.
We cannot be certain that the clinical trials of our product candidates, including our ongoing Phase 1/2 clinical trial of KB-0742, our first internally generated product candidate, and any future clinical trial of KB-9558, our preclinical product candidate will be completed when we currently expect, or at all.

We may not realize any benefits of our asset acquisition from Gilead or any future acquisitions or strategic transactions.
In the third quarter of 2020, we completed the transfer from Gilead of a portfolio of selective, orally bioavailable small molecule SYK inhibitors, including entospletinib and lanraplenib. After a review of enrollment, we made the decision to close our Phase 3 trial of entospletinib to further enrollment in the fourth quarter of 2022. In this assessment, we projected significant delays due to several factors, including the operational challenges we faced enrolling a genetically defined subset of patients in the frontline setting, the impacts of COVID-19 on clinical trial site staffing and the loss of access to planned clinical trial sites in Ukraine and Russia. Patients who had already enrolled in the Phase 3 study were able to complete their course of treatment. Furthermore, in December 2023, we announced that we would not be continuing into the Phase 2 portion of the lanraplenib trial due to insufficient responses observed in the Phase 1b portion of the study. While we are open to partnering opportunities for the development of entospletinib or lanraplenib, any benefits we realize from the asset acquisition from Gilead will be much more limited than we originally hoped, and we may ultimately not realize any benefits from the acquisition.
In addition, we may acquire other businesses, products or technologies as well as pursue joint ventures or investments in complementary businesses. The success of any future acquisitions or strategic transactions depends on the risks and uncertainties involved including, but not limited to, the following:
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
The discovery and development of novel cancer therapeutics by targeting dysregulated transcription using a biomarker-driven precision medicine strategy is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although we believe, based on our preclinical work, the TRNs targeted by our programs drive oncogenic activity, future clinical results may not confirm this hypothesis or may only confirm it for certain mutations or certain tumor types. The patient populations for our product candidates are limited to those with cancers that exhibit specific target mutations that we believe serve as a genomic biomarker of transcription factor dysregulation, and may not be completely defined but are substantially smaller than the general treated cancer population. We will need to screen and identify those patients who have the targeted mutations. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific genetic alterations respond to our product candidates and developing or otherwise obtaining access to satisfactory companion diagnostics to identify such genetic alterations. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations for each mutation will be large enough to allow us to successfully obtain approval for each mutation type and commercialize our products and achieve profitability. In any event, we do not know if our approach of treating patients with genetically defined cancers will be successful, and if our approach is unsuccessful, our business will suffer and you may lose all or part of your investment.
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
We are unable to predict when or if our products candidates will prove effective or safe in humans or will obtain marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim or preliminary results of a clinical trial do not necessarily predict final results. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. For example, we discontinued our development of lanraplenib due to insufficient responses observed in the Phase 1b portion of the study. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies.
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
We are conducting a Phase 1/2 clinical trial of KB-0742 in patients with cancer to evaluate the safety, pharmacokinetics (PK) and pharmacodynamics (PD) of the compound across multiple dose levels. We may be unable to enroll or maintain a sufficient number of these patients, which could adversely affect our development and registration strategy for KB-0742.
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
Results of our ongoing or planned clinical trials, including for KB-0742, could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could result in the delay, suspension or termination of clinical trials by us or the FDA or foreign regulatory authorities for a number of reasons. Additionally, due to the high mortality rates of the cancers for which we are initially pursuing development of KB-0742, a significant percentage of patients in these clinical trials may die during a trial, which could impact development of these product candidates. If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospects of our product candidates will be harmed and our ability to generate product revenues from this product candidate will be delayed or eliminated. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of our product candidates. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.
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
In developing a product candidate for certain indications, we may decide to use a biomarker-based test to identify patients for enrollment or monitor patients in clinical trials. For example, we plan to use a biomarker-based test for enrollment if KB-0742 progresses to a registrational trial requiring the identification of MYC-amplified patients. If the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. The FDA generally requires contemporaneous approvals of a new companion diagnostic with the proposed therapeutic. To date, the FDA has required premarket approval of all companion diagnostics for cancer therapies. As such, if a satisfactory companion diagnostic is not commercially available, we may be required to create or obtain one that would be subject to regulatory approval or clearance requirements.

We plan to develop, either by ourselves or with collaborators, companion diagnostic tests for our product candidates for certain indications as needed for KB-0742. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. Companion diagnostics are regulated as medical devices, and we have no prior experience with medical device or diagnostic test development. If we choose to or are required to develop and seek FDA approval for companion diagnostic tests on our own, we will require additional personnel. We may rely on third parties for the design, development and manufacture of companion diagnostic tests for our product candidates that require such tests. If these parties are unable to successfully develop companion diagnostics for these product candidates, or experience delays in doing so, we may be unable to enroll enough patients for our current and planned clinical trials, the development of these product candidates may be adversely affected, these product candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of these products that obtain marketing approval. As a result, our business, results of operations and financial condition could be materially harmed.
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
With respect to internally developed product candidates, our research and development efforts to date have resulted in our discovery, preclinical development and ongoing clinical development of KB-0742, discovery and identification of KB-9558 as a preclinical development candidate, as well as several early-stage discovery programs. KB-0742 and KB-9558 may not be safe or effective as a cancer treatment and, with respect to our early-stage discovery programs, we may not identify suitable product candidates for preclinical or clinical development. Our product engine may not be successful in generating additional contributions to our pipeline of product candidates. For example, we may not be successful in identifying novel product candidates that can selectively modulate oncogenic TRNs. Even if we are successful in building our pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future, which likely would result in significant harm to our financial position and adversely affect our stock price.
As a company, we have not completed any clinical trials to date.
We have not as a company completed any clinical trials to date. We therefore cannot be certain that our ongoing Phase 1/2 clinical trial of KB-0742 will be completed on time, if at all.

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
Because of the relatively small number of patients that are being or are planned to be dosed in our Phase 1/2 trial of KB-0742, the results of the clinical trial, if completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to further develop and obtain regulatory approval for this product candidate.
In our Phase 1/2 clinical trial of KB-0742, we are evaluating the safety, PK and PD profile of KB-0742 in patients with advanced solid tumors, and are continuing to dose escalate and enroll expansion cohorts in specific tumor types. The enrollment is still ongoing in this trial, and the total number of patients we expect to enroll will be significantly smaller than the number of patients that would need to be enrolled in a registrational or other late-stage clinical trial. The results of clinical trials with smaller sample sizes, such as our ongoing Phase 1/2 clinical trial of KB-0742, can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of KB-0742, we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our initial Phase 1/2 clinical trial.

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
If we are successful in developing and receiving approval for KB-0742, we expect it would compete against various multi-CDK inhibitors that are currently in early-stage clinical development if they are ultimately approved, including: (a) AZD4573, being developed by AstraZeneca; (b) fadraciclib (CYC-065), being developed by Cyclacel Pharmaceuticals; (c) voruciclib, being developed by MEI Pharma; (d) zotiraciclib, being developed by the National Cancer Institute; and (e) TP-1287 (alvocidib), being developed by Sumitomo Pharma Oncology. We also expect it to compete against (a) GFH009, a CDK9 inhibitor in Phase 1 dose escalation, being developed by SELLAS Life Sciences Group; (b) PRT2527, a CDK9 inhibitor in Phase 1 dose escalation by Prelude Therapeutics; and (c) VIP152, a PTEFb/CDK9 inhibitor in early-stage clinical development by Vincerx Pharma, Inc.
If we are successful in developing and receiving approval for KB-9558, we would expect it would compete against various p300 inhibitors that are currently in early-stage clinical development if they are ultimately approved, including: (a) inobrodib a p300/CBP Bromodomain inhibitor, being developed by CellCentric in Phase I/II; (b) FT-7051 a p300/CBP BRD inhibitor being developed by Pathps; (c) EP31670 a p300/CBP BRD inhibitor being-developed by Epigenetix; and (d) TT125-802, p300/CBP BRD inhibitor, being developed by Tolremo.

We also expect that our product candidates, if approved, will compete against more established therapies, such as agents to treat MYC-amplified solid tumors and other transcriptionally addicted cancers and other established therapies in multiple myeloma.
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
For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the Inflation Reduction Act, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the Inflation Reduction Act will be implemented but it is likely to have a significant effect on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. In addition, Congress is considering other health reform measures. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program, or SIP, proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.
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
We are subject to stringent and changing U.S. and foreign laws, regulations, and rules, contractual obligations, policies, industry standards, and other obligations related to data privacy and information security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims); fines and penalties; a disruption of our business operations; reputational hard; and other adverse business impacts.
In the ordinary course of business, we and the third parties upon whom we rely collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and sensitive data, including proprietary and confidential business data, trade secrets, sensitive third-party data, and patient health data in connection with our preclinical studies, clinical trials and our employees. Our data processing activities subject us to data privacy and information security laws and regulations, which among other things, impose certain requirements relating to the privacy, security and transmission of personal data. We are also subject to obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, and contractual requirements, that apply to our processing of sensitive information or processing of sensitive information on our behalf. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards that may legally or contractually apply to us.

In the United States, there are numerous federal, state and local privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal data, including federal and state health information privacy laws, federal and state security breach notification laws, and federal, state and local consumer protection laws (such as Section 5 of the Federal Trade Commission Act) and other similar laws (such as wiretapping laws), to which we are or may become subject. In particular, regulations promulgated pursuant to HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), establish privacy and security standards that limit the use and disclosure of certain individually identifiable health data, or protected health data, by covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective business associates and their covered subcontractors, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health data and ensure the confidentiality, integrity and availability of electronic protected health data. Determining whether protected health data has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. Further, if we fail to comply or are perceived to have not fully complied with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face significant administrative, civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.
In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA applies to personal data of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA allows for fines for noncompliance up to $7500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA and other state consumer privacy laws exempt some data processed in the context of clinical trials, these developments may increase legal risk and compliance costs for us and the third parties upon whom we rely.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU GDPR and the UK GDPR impose strict requirements for the processing of personal data of individuals located, respectively, within the EEA and the UK. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or in each case 4% of the annual global revenue of the company, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
Our employees and personnel may use generative artificial intelligence (AI) technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.
If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, increased exposure to regulatory actions, substantial fines and penalties, injunctions against processing or transferring personal data from Europe or elsewhere necessary to operate our business, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, and the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data. Inability to import personal data to the United States may significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties subject to European and other data protection laws or requiring us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.
Our obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly becoming increasingly stringent and creating uncertainty. These obligations may be subject to differing applications and interpretations, which may be inconsistent among jurisdictions or in conflict. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources).
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

We, or our licensors, may be subject to claims by third parties asserting that our, or our licensor’s, employees or consultants or we, or our licensors, have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.
As is common in the biopharmaceutical industry, in addition to our employees, we engage the services of consultants to assist us in the development of our product candidates. Some of our employees and consultants, or employees or consultants of our licensors, are currently or have been previously employed at universities or at other biotechnology or pharmaceutical companies, or may have previously provided or may be currently providing consulting services to other biopharmaceutical companies, including our competitors or potential competitors. These employees and consultants may have executed proprietary rights, non-disclosure and non-competition agreements, or similar agreements, in connection with such other current or previous employment. Although we, and likely our licensors, try to ensure that our and their employees and consultants do not use the proprietary information or know-how of others in their work for us or them, we or they may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of third parties or former employers or former or current clients, or claims that we, or our licensors have wrongfully hired an employee from a competitor. Litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property or personnel or sustain damages. Such intellectual property could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management. Any of the foregoing would have a material adverse effect on our business, financial condition, results of operations and prospects.
In addition, while it is our policy to require our employees, consultants and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own, which may result in claims by or against us related to the ownership of such intellectual property. Likewise, our licensors may have been or may be unsuccessful in executing such an agreement with each party who conceived or developed intellectual property that we purchased or licensed, which may result in additional such claims by or against us. In addition, such agreements may not be self-executing such that the intellectual property subject to such agreements may not be assigned to us without additional assignments being executed, and we, or our licensors may fail or may have failed to obtain such assignments. In addition, such agreements may be breached. Accordingly, we, or our licensors may be forced to bring claims against third parties, or defend claims that they may bring against us, or our licensors to determine the ownership of what we regard as our owned or licensed intellectual property. If we, or our licensors fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our senior management and scientific personnel, which would have a material adverse effect on our business, financial condition, results of operations and prospects.
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
We have CROs located in China. International tension or conflict with these countries could result in a material disruption in our contractual relationship with the CROs, which could delay or otherwise negatively impact progress in our preclinical programs. Our CROs have the right to terminate their agreements with us in the event of an uncured material breach, upon clinical trial subject safety concerns, or upon our insolvency.
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
Under the agreement, we are eligible for milestone payments upon achievement of certain preclinical, clinical and regulatory (including first-sale) milestones, totaling up to $177 million for the first development candidate per Hit Program to achieve such milestone event, and are eligible to receive net sales milestones of up to an aggregate of $100 million for the first licensed product per Hit Program to achieve such milestone event. We are also eligible to receive tiered royalties in the low- to high-single digits on any products arising under the collaboration that are commercialized by Genentech.
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
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely for the foreseeable future, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that we may commercialize. In this regard, we will need to obtain our inventory of active pharmaceutical ingredients (APIs) and clinical drug supply for KB-0742 from third-party manufacturers. We do not currently have arrangements in place for redundant supply for APIs or our clinical product candidate.
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
To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management and scientific and medical staff. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. The competition for qualified personnel in the biotechnology field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the future success of our business. We could in the future have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts. Our workforce reductions implemented in November 2023 and March 2024 may make it more difficult to retain and motivate remaining employees and attract and hire qualified employees in the future.
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
As of March 11, 2024, we had 62 full-time employees. Beginning in the fourth quarter of 2023, we implemented corporate restructuring plans designed to optimize our resource allocation and contain costs. In connection with the restructuring plans, in November 2023, we reduced our workforce by approximately 19%, and in March 2024, we implemented a further 21% reduction in force. We may need to hire additional personnel in the future in order to achieve our goals, particularly in the areas of clinical development, research science, clinical operations, manufacturing and regulatory affairs. In addition, we have relied and continue to rely on a third-party accounting consulting firm to augment our internal accounting and finance function. We will need to implement and improve our managerial, operational and financial systems, expand our facilities and recruit and train additional qualified personnel.
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
In the ordinary course of business, we, or the third parties upon which we rely, process proprietary, confidential, and sensitive data (including but not limited to intellectual property, proprietary business information, clinical trial information, and personal data). We have also outsourced elements of our operations to third parties, and as a result we rely on a number of third-party contractors who have access to our proprietary, confidential, and sensitive data, including health-related data. We share or receive sensitive data with or from third parties. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. If the third parties upon whom we rely experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties upon whom we rely fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.
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
Future business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
While we have implemented security measures designed to protect against a security incident, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not detect and remediate all vulnerabilities, including in a timely manner. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
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
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the Company could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
Our operations, and those of our CROs, contract manufacturers and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, epidemics and pandemics, bank failures, wars and other geopolitical conflicts (such as the Russia-Ukraine war and the war between Israel and Hamas) and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards in a taxable year is limited to 80% of taxable income in such year. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. As a result of our private placements and other transactions that have occurred within the three years prior to and including our IPO, which we completed in October 2020, we may have experienced, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent issuances of our common stock or other shifts in our stock ownership. We anticipate incurring significant additional net losses for the foreseeable future, and our ability to utilize net operating loss carryforwards associated with any such losses to offset future taxable income may be limited to the extent we incur future ownership changes. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could adversely affect our future cash flows.
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
We have recorded, and may be required to record in the future, significant charges if our long-lived assets become impaired.
We test long-lived assets for impairment if changes in circumstances or the occurrence of events suggest impairment exists. Any significant change in market conditions, including a sustained decline in our stock price, that indicate a reduction in carrying value may give rise to impairment in the period that indicators are present. For example, as a result of the sustained decline in our stock price and related market capitalization and a general decline in equity values in the biotechnology industry, we performed an impairment assessment of long-lived assets in connection with the preparation of the financial statements included in our Quarterly Report on Form 10-

Q for the quarter ending June 30, 2023. Based on that assessment, we recognized a non-cash long-lived asset impairment charge of $2.9 million during the three months ended June 30, 2023. See also Part I Financial Information, Note 12 “Leases”, section “Impairment of Operating Lease Right-of-Use Asset and Other Long-Lived Assets” for additional factors and assumptions that can result in impairment charges on our long-lived assets.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk management and strategy
We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, clinical trial data, and other confidential information that is proprietary, strategic or competitive in nature (“Information Systems and Data”).
Our Director of Information Technology and Associate Director, Infrastructure Operations, help identify, assess and manage the Company’s cybersecurity threats and risks. Along with our Director of Information Technology and Associate Director, Infrastructure Operations, our Senior Vice President, Corporate Operations and Legal and third-party service providers help identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, manual and automated tools, subscribing to reports and services that identify cybersecurity threats, evaluating our and our industry’s risk profile, evaluating threats reported to us, conducting vulnerability assessments to identify vulnerabilities and third-party-conducted red/blue team testing and tabletop incident response exercises.
Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: maintaining an incident response plan, engaging in incident detection and response, encrypting certain of our data, maintaining network security and access controls, maintaining physical security, utilizing asset management, tracking and disposal, engaging in systems monitoring, training employees, engaging in penetration testing and maintaining cybersecurity insurance.
Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, cybersecurity risk is addressed as a component of the Company’s enterprise risk management program; the Director of Information Technology and Associate Director, Infrastructure Operations work with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business; our senior management, with input from an external strategic advisor, evaluates material risks from cybersecurity threats against our overall business objectives and reports to the audit committee of the board of directors, which together with our board of directors evaluates our overall enterprise risk.
We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including, for example, professional services firms, including outside legal counsel, threat intelligence service providers, cybersecurity consultants, cybersecurity software providers, managed cybersecurity service providers, penetration testing firms, and in the case of a realized threat, forensic investigators.
We use third-party service providers to perform a variety of functions throughout our business, such as providing applications and hosting.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If our information technology systems or data, or those of the third parties upon which we rely, are or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, regulatory investigations or actions, litigation, fines and penalties, interruptions to our operations such as our clinical trials, claims that we breached our data protection obligations, harm to our reputation, and a loss of future customers or sales and other adverse consequences.”
Governance
Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Senior Vice President, Corporate Operations and Legal and our Director of Information Technology. Our Senior Vice President, Corporate Operations and Legal has oversight of cybersecurity and risk management, has management and oversight experience, and reports to the Chief Executive Officer. Our Director of Information Technology has high-level knowledge of cybersecurity tools and provides oversight of cybersecurity strategy and cybersecurity vendor management, and reports to our Senior Vice President, Corporate Operations and Legal.
Our Senior Vice President, Corporate Operations and Legal is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our Senior Vice President, Corporate Operations and Legal is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.
Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the Senior Vice President, Corporate Operations and Legal. The Senior Vice President, Corporate Operations and Legal works with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response and vulnerability management processes include reporting to the audit committee of the board of directors for certain cybersecurity incidents.
The audit committee receives periodic reports from the Director of Information Technology and Senior Vice President, Corporate Operations and Legal, concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also receives and has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.
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
We also lease approximately 40,514 square feet of office and laboratory space in Cambridge, Massachusetts pursuant to a lease agreement which was entered into on February 28, 2020 and expires on February 28, 2031. We have completed the build-out of this facility, which we began to occupy on November 24, 2020.
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

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Our Common Stock
Our common stock is traded on The Nasdaq Global Select Market under the symbol “KRON”.
Holders of Common Stock
As of March 14, 2024, there were approximately 46 holders of record for our common stock.
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
Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and investments. As of December 31, 2023, we have used $91.5 million of the net proceeds from our IPO for general corporate purposes, including product development and working capital.
We expect to use the net proceeds from our IPO as described under “Use of Proceeds” in the final prospectus for the IPO, as filed with the SEC on October 9, 2020, except funds that would have been directed to entospletinib and lanraplenib are now expected to be directed to development activities related to KB-0742 and KB-9558, to discovery and preclinical development of additional product candidates, and to headcount costs, working capital and other general corporate purposes. We cannot predict with certainty all of the particular uses for the net proceeds from our IPO, or the amounts that we will actually spend on the uses set forth above. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors, including our ability to access additional financing, the relative success and cost of our research, preclinical and clinical development programs and whether we are able to enter into future licensing arrangements. As a result, our management will have broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from our IPO.

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
Overview
We are an integrated discovery through clinical development biopharmaceutical company, with a focus on developing therapeutics that target the deregulated transcription that causes cancer and other serious diseases. We are currently enrolling patients in clinical trials for one compound, and have another compound in IND-enabling studies. Our product engine enables us to understand and target the activity of oncogenic transcription factors by first encoding their activity as transcription regulatory networks (TRNs) – highly integrated, structured, and diverse networks of transcription factor function across multiple data modalities. We then apply computational and network-guided learning approaches to identify and validate “critical nodes” – targets or mechanisms within TRNs that are selectively required for oncogenic transcription factor function within a specific disease indication. Finally, either using our proprietary Small Molecule Microarray (SMM) platform or other approaches, we can generate and advance small molecule starting points into drug development candidates. In addition to our own internal preclinical programs, we have entered into a collaboration agreement with Genentech, Inc., a member of the Roche Group (Genentech).
We are developing KB-0742, our internally discovered, oral cyclin dependent kinase 9 (CDK9) inhibitor, for the treatment of MYC-amplified and other transcriptionally addicted solid tumors. We have initiated the Phase 2 portion of our Phase 1/2 clinical trial for KB-0742. KB-0742 was generated from our optimization of a compound identified using our product engine.
We are also developing KB-9558, which inhibits the lysine acetyltransferase (KAT) domain of p300, a critical node of the IRF4 TRN. IRF4 is a key transcription factor driver in multiple myeloma and KB-9558 selectively targets its activity. KB-9558 also emerged from our product engine and is currently in IND-enabling studies. In December 2023, we announced the discontinuation of development of lanraplenib, after the completion of the dose escalation stage of our Phase 1b/2 clinical trial, evaluating lanraplenib in combination with gilteritinib in patients with relapsed or refractory FLT3-mutated AML.
In our research efforts, we are leveraging our product engine to drive multiple oncology discovery programs targeting deregulated transcription factors and their associated TRNs. Some of the most powerful oncogenes in all of human cancer encode transcription factors: proteins that bind to specific DNA sequences on the genome and control how sets of genes are turned on and off. Transcription factors historically have been difficult to target in drug development because they generally lack hydrophobic pockets amenable to ligand binding to disrupt function and are typically intrinsically disordered, adopting a functional structure only when assembled with a complex of cofactors on the genome. Transcription factors with aberrant expression or activity result in deregulated TRNs, which are frequently responsible for reprogramming healthy cells into cancerous tumor cells.
In January 2023, we entered into a research collaboration with Genentech, focused on discovering and developing small-molecule drugs that modulate transcription factor targets selected by Genentech. Under the collaboration, we are leveraging our proprietary drug discovery platform, including the small molecule microarray, for hit finding, to build upon research conducted by Genentech.

At the end of 2023 and in early 2024, we announced corporate restructuring plans designed to optimize our resource allocation and contain costs. These restructuring efforts included an approximate 40% reduction in our workforce as well as the elimination of three executive officer roles including the Chief Medical Officer, Chief Scientific Officer, and Chief Operating Officer and General Counsel. For the November 2023 restructuring, costs of $1.7 million were recorded in “General and Administration” expense for the year ended December 31, 2023. Please refer to Note 6 “Restructuring” to our financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for further details. For the January and March 2024 restructurings, we expect to incur charges of approximately $1.1 million and $0.6 million, respectively, primarily in the first half of 2024. Please refer to Note 13 “Subsequent Events” to our financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for further details.
Since our formation, we have incurred significant operating losses, primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. Our net losses were $112.7 million and $133.2 million for the years ended December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $508.9 million. As of December 31, 2023, we had $175.0 million of cash, cash equivalents and investments. We expect to continue to incur net losses for the foreseeable future, and we expect to continue to make significant investments in our research and development and general and administrative functions.
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
Pursuant to the agreement, we received an upfront payment of $20.0 million from Genentech. In addition, we are eligible for additional milestone payments upon achievement of certain preclinical, clinical and regulatory (including first-sale) milestones, totaling up to $177 million for the first development candidate per Hit Program, and are eligible to receive net sales milestones of up to $100 million for the first licensed product per Hit Program. We are also eligible to receive tiered royalties in the low- to high-single digits on any products that are commercialized by Genentech as a result of the collaboration.
The term of the discovery research programs under the agreement will be up to 24 months, which may be extended by six months at our option subject to satisfying certain conditions.
Amended Tempus Research and Development Agreement
In October 2021, and subsequently amended in April 2023, we entered into an agreement for research and development services (the Amended Tempus Agreement) with Tempus AI, Inc. (formerly known as Tempus Labs, Inc., and referred to herein as Tempus), pursuant to which Tempus agreed to provide us with research and development services for a period of four years. The three primary services are analytical services, data licensing, and organoid services. We intend to utilize the services contemplated under the Amended Tempus Agreement to advance the development of KB-0742.
In consideration for access to the services throughout the term of the Tempus Agreement, the Company has agreed to pay an annual minimum commitment of $1.5 million in year one, $2.5 million in year two, $3.0 million in year three and $2.5 million in year four. Payments are made in quarterly installments. The Company has paid $3.6 million and $1.1 million for the years ended December 31, 2023 and December 31, 2022, respectively, under the Tempus Agreement.
We are required to make milestone payments upon successful achievement of certain regulatory milestones for KB-0742 and other discovery pipeline compounds up to a combined maximum of $22.4 million. For each milestone payment that becomes due, we have the right to pay up to 50% of such milestone payment amount in shares of our common stock as long as certain regulatory requirements are met. As of December 31, 2023 and December 31, 2022, we determined that achievement of the milestones is not probable and therefore no corresponding liability was recorded in either period.
Components of Our Results of Operations
Revenues
As of December 31, 2023, our revenue has been exclusively generated from our collaboration and license agreement with Genentech. We received a $20.0 million upfront payment from Genentech in February 2023 and are eligible for additional milestone payments upon achievement of certain preclinical, clinical and regulatory (including first-sale) milestones. We recognize revenue from upfront payments over the term of our estimated period of performance under the agreement using a cost-based input method for the entire performance obligation.
Operating Expenses
Our operating expenses consisted of research and development expenses and general and administrative expenses.
Research and Development Expenses
Our research and development expenses consist primarily of direct and indirect costs incurred in connection with our therapeutic discovery efforts and the preclinical and clinical development of our product candidates.
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
Interest Income and Other Expense, Net
Interest income and other expense, net primarily consists of interest earned on our cash, cash equivalents and investments, and gain or loss on disposal of assets.
Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2023 and December 31, 2022 (in thousands)

	Year Ended December 31,
	2023	2022	Change
Revenue	$6,288	$—	$6,288
Operating expenses:
Research and development	86,379	93,715	(7,336)
General and administrative	41,739	43,400	(1,661)
Total operating expenses	128,118	137,115	(8,997)
Loss from operations	(121,830)	(137,115)	15,285
Other income (expense), net:
Interest income and other expense, net	9,157	3,911	5,246
Total other income (expense), net	9,157	3,911	5,246
Net loss	$(112,673)	$(133,204)	$20,531
Revenue
Revenue was $6.3 million for the year ended December 31, 2023 and zero for the year ended December 31, 2022. The Collaboration and License Agreement with Genentech was entered into in January 2023. We recognize revenue from upfront payments over the term of our estimated period of performance under the agreement using a cost-based input method for the entire performance obligation.
Research and Development Expenses
The following table summarizes our research and development expenses for the years ended December 31, 2023 and December 31, 2022 (in thousands)

	Year Ended December 31,
	2023	2022	Change
Direct Costs	$45,182	$50,142	$(4,960)
Indirect Costs:
Personnel	30,285	35,734	(5,449)
Facilities, depreciation and other expenses	10,912	7,839	3,073
Total research and development expenses	$86,379	$93,715	$(7,336)

Research and development expenses were $86.4 million for the year ended December 31, 2023, compared to $93.7 million for the year ended December 31, 2022. The decrease of $7.3 million was primarily due to a decrease of $5.0 million in consulting and other outside research expenses primarily related to the discontinuation of our Phase 3 entospletinib trial in 2022, a decrease of $5.4 million in personnel costs primarily attributable to a $3.0 million decrease in stock-based compensation primarily due to a lower grant date fair value throughout 2023 and a decrease of $2.4 million in personnel costs primarily due to attrition in the research and development organization. These decreases were partially offset by a $3.1 million increase in facilities, depreciation and other expenses, primarily consisting of a $1.9 million non-cash impairment charge related to lease assets and leasehold improvements. Please refer to Item 8 Financial Statements and Supplementary Data, Note 8 “Commitment and Contingencies - Impairment of Operating Lease Right-of-Use Asset and Other Long-Lived Assets” for further details.
General and Administrative Expenses
General and administrative expenses were $41.7 million for the year ended December 31, 2023 compared to $43.4 million for the year ended December 31, 2022. The decrease of $1.7 million was primarily due to a $3.2 million decrease in stock-based compensation which is comprised of the impact of a lower grant date fair value throughout 2023 in addition to a $1.0 million reversal of expense in connection with equity award forfeitures upon the departure of our Chief Financial Officer in September 2023, and a decrease of $2.3 million in professional fees primarily attributable to insurance and other professional services. These decreases were partially offset by an increase of $2.6 million in personnel expenses primarily driven by an increase of $2.2 million in salary and wages due to the increased headcount in the first ten months of 2023 before the reduction in force occurred in November 2023, and an increase of $1.1 million in facilities, depreciation and other expenses driven by a non-cash impairment charge of $1.1 million. Please refer to Item 8 Financial Statements and Supplementary Data, Note 8 “Commitment and Contingencies -Impairment of Operating Lease Right-of-Use Asset and Other Long-Lived Assets” for further details.
Interest Income and Other Expense, Net
Interest income and other expense, net was $9.2 million and $3.9 million for the years ended December 31, 2023 and December 31, 2022, respectively. The $5.3 million increase was due to an increase of $5.5 million in interest income resulting from higher interest rates during the twelve months ended December 31, 2023, partially offset by an increase of $0.3 million in the loss on disposal of assets for the year ended December 31, 2023.
Liquidity and Capital Resources
Sources of Liquidity
To date, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever.
As of December 31, 2023, we had cash, cash equivalents and investments of $175.0 million. We expect that our cash, cash equivalents and investments as of December 31, 2023 will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2026.
Material Cash Requirements
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our therapeutic discovery and preclinical development efforts and clinical development of KB-0742, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (In thousands):

	Year Ended December 31,
	2023	2022
Cash used in operating activities	$(78,582)	$(90,926)
Cash provided by (used in) investing activities	66,368	(32,222)
Cash provided by financing activities	567	851
Net decrease in cash and cash equivalents	$(11,647)	$(122,297)
Operating Activities
During the year ended December 31, 2023, cash used in operating activities was $78.6 million, which was primarily attributable to our net loss of $112.7 million partially offset by non-cash charges of $28.2 million and $5.9 million net cash provided by changes in our operating assets and liabilities. The non-cash charges consisted of $25.0 million of stock-based compensation, $2.9 million of impairment of operating lease right of use asset and leasehold improvements, $2.8 million of non-cash lease expense, $2.1 million of depreciation, partially offset by a decrease related to net amortization and accretion of investment securities of $5.3 million. Net cash provided by changes in our operating assets and liabilities during the year ended December 31, 2023 consisted of an increase of $13.7 million in deferred revenue, partially offset by a decrease of $4.1 million in accounts payable, a decrease of $2.8 million in right-of-use operating assets and liabilities, net resulting from the regular amortization and a decrease of $2.0 million in accrued expenses primarily due to decreases in accrued compensation and external research and development costs.
Net cash provided by changes in our operating assets and liabilities during the year ended December 31, 2022 consisted of a decrease of $2.7 million in right-of-use assets and liabilities, a decrease of $1.1 million in other long term assets, partially offset by, an increase of $1.6 million in prepaid and other current assets and an increase in accounts payable and accrued expenses of $8.2 million. The decrease in right of use assets was the result of regular amortization. The increase in accounts payable and accrued expenses was primarily due to increases in accrued compensation and external research and development costs.
Investing Activities
During the year ended December 31, 2023, cash provided by investing activities was $66.4 million, consisting of $67.0 million of purchases and maturities of marketable securities, net and $0.7 million of purchases of property and equipment.
During the year ended December 31, 2022, cash used in investing activities was $32.2 million, consisting of $31.6 million of purchases and maturities of marketable securities, net and $0.6 million of purchases of property and equipment.

Financing Activities
During the year ended December 31, 2023, net cash provided by financing activities was $0.6 million, consisting primarily of proceeds from the issuance of common stock under our employee stock purchase plan of $0.5 million.
During the year ended December 31, 2022, net cash provided by financing activities was $0.9 million, consisting of net proceeds from the issuance of common stock upon vesting and exercise of options of $0.5 million and issuance of common stock under our employee stock purchase plan of $0.4 million.
Contractual Obligations and Commitments
In March 2020, we entered into a lease agreement for our research and development operations facility at 301 Binney Street, Cambridge, Massachusetts (Cambridge facility). The initial annual base rent was $4.1 million with rent payments escalating 3.0% annually after the initial 12 payments. As discussed in Note 2, we executed a letter of credit for $2.0 million in connection with the lease. The remaining lease term is 7.2 years.
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
Pursuant to the Amended Tempus Agreement, we are obligated to make milestone payments upon the achievement of specified regulatory milestones as well as annual minimum commitments in quarterly installments. Some payment obligations under this agreement are contingent upon future events, such as our achievement of specified milestones. We are currently unable to estimate the timing or likelihood of achieving these milestones. See the subsection titled “Strategic Agreements—Amended Tempus Research and Development Services Agreement” above.
In July 2020, we entered into an asset purchase agreement (Gilead Asset Purchase Agreement) with Gilead Sciences, Inc. (Gilead), pursuant to which we acquired certain assets from Gilead related to entospletinib and lanraplenib, and patents and other intellectual property covering or related to the development, manufacture and commercialization of entospletinib and lanraplenib. Under the agreement, we are required to make milestone payments upon successful achievement of certain regulatory and sales milestones for lanraplenib, entospletinib and other SYK inhibitor compounds covered by the patent rights acquired pursuant to the Gilead Asset Purchase Agreement and developed by us as a back-up to entospletinib or lanraplenib. We are also committed to pay royalties ranging from high-single digits to the mid-teens on annual worldwide net sales of any SYK inhibitor compounds. We are currently unable to estimate the timing or likelihood of achieving remaining milestones or generating future product sales.
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

We consider the assumptions and estimates associated with revenues, accrued research and development expenses, and stock-based compensation to have the most significant impact on our financial statements and therefore we consider these to be our critical accounting policies and estimates.
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
Stock-Based Compensation
We measure stock-based awards granted to employees and nonemployees based on the fair value on the date of the grant and recognizes stock-based compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We apply the straight-line method of expense recognition to all awards with only service-based vesting conditions. We account for forfeitures as they occur.
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
While our significant accounting policies and estimates are described in more detail in the notes to our financial statements included elsewhere in this Annual Report on Form 10-K, we consider the assumptions and estimates associated with revenue, accrued research and development expenditures and stock-based compensation to have the most significant impact on our financial statements and therefore we consider these to be our critical accounting policies and estimates.
Recently Issued and Adopted Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is provided in Note 2 to our financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Kronos Bio, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Kronos Bio, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Accounting for the Collaboration and License Agreement with Genentech, Inc.
Description of the Matter
As described in Note 7 to the financial statements, the Company recognized revenues relating to research and development services of $6.3 million for the year ended December 31, 2023 with respect to the Collaboration and License Agreement with Genentech, Inc.

Auditing the Company’s accounting for the Collaboration and License Agreement required significant judgement relating to the identification of performance obligations, estimating the standalone selling price for the performance obligations, and the measurement of revenue over time using the cost-based input method.

How We Addressed the Matter in Our Audit	Our audit procedures included, among others, reviewing the Collaboration and License Agreement to assess the identified performance obligations and evaluating management’s analysis for accuracy and completeness by agreeing data to the underlying agreement. We evaluated management's estimates of the standalone selling prices for the performance obligations, which included performing sensitivity analyses to determine which assumptions had a material impact on the standalone selling prices. We tested the application of the cost-based input method for the recognition of revenue through the assessment of the estimated total inputs and actual inputs incurred. We performed corroborative inquiries with research and development personnel over the completeness and accuracy of the estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
San Mateo, California
March 21, 2024

KRONOS BIO, INC.
Balance Sheets
(in thousands, except per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$64,326	$75,973
Short-term investments	108,671	162,212
Prepaid expenses and other current assets	5,781	6,106
Total current assets	178,778	244,291
Long-term investments	1,989	9,762
Property and equipment, net	10,252	12,985
Operating lease right-of-use assets	19,657	24,707
Restricted cash	2,026	2,026
Other noncurrent assets	577	1,167
Total assets	$213,279	$294,938
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$883	$5,047
Accrued expenses	10,931	12,963
Current portion of operating lease liabilities	2,893	2,347
Current portion of deferred revenue	9,584	—
Current portion of other liabilities	404	1,129
Total current liabilities	24,695	21,486
Noncurrent operating lease liabilities	25,379	28,744
Deferred revenue, net of current portion	4,127	—
Other noncurrent liabilities	—	209
Total liabilities	54,201	50,439
Commitments and contingencies (Note 8)
Stockholder's equity
Preferred stock, $0.001 par value; 10,000 authorized; no shares issued and outstanding
Common stock, $0.001 par value, 200,000 shares authorized as of December 31, 2023 and December 31, 2022; 58,946 and 56,967 shares issued and outstanding as of December 31, 2023 and 2022, respectively.	59	57
Additional paid-in capital	667,861	641,422
Accumulated deficit	(508,861)	(396,188)
Accumulated other comprehensive income (loss)	19	(792)
Total stockholders' equity	159,078	244,499
Total liabilities and stockholders’ equity	$213,279	$294,938

The accompanying notes are an integral part of these financial statements.

KRONOS BIO, INC.
Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Years Ended December 31,
	2023	2022
Revenue	$6,288	$—
Operating expenses:
Research and development	86,379	93,715
General and administrative	41,739	43,400
Total operating expenses	128,118	137,115
Loss from operations	(121,830)	(137,115)
Other income (expense), net:
Interest income and other expense, net	9,157	3,911
Total other income (expense), net	9,157	3,911
Net loss	(112,673)	(133,204)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	811	(753)
Net comprehensive loss	$(111,862)	$(133,957)
Net loss per share, basic and diluted	$(1.95)	$(2.37)
Weighted-average number of shares used to compute net loss per share, basic and diluted	57,744	56,201

The accompanying notes are an integral part of these financial statements.

KRONOS BIO, INC.
Statement of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	55,703	$56	$608,064	$(39)	$(262,984)	$345,097
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	1,003	1	1,833	—	—	1,834
Stock-based compensation expense	—	—	31,145	—	—	31,145
Employee stock purchase plan	261	—	380	—	—	380
Net unrealized loss on available-for-sale securities	—	—	—	(753)	—	(753)
Net loss	—	—	—	—	(133,204)	(133,204)
Balance at December 31, 2022	56,967	$57	641,422	(792)	(396,188)	244,499
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	1,553	2	919	—	—	921
Stock-based compensation expense	—	—	24,982	—	—	24,982
Employee stock purchase plan	426	—	538	—	—	538
Net unrealized gain on available-for-sale securities	—	—	—	811	—	811
Net loss	—	—	—	—	(112,673)	(112,673)
Balance at December 31, 2023	58,946	$59	$667,861	$19	$(508,861)	$159,078

The accompanying notes are an integral part of these financial statements.

KRONOS BIO, INC.
Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(112,673)	$(133,204)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	2,136	2,266
Net amortization (accretion) on available-for-sale securities	(5,340)	(533)
Change in accrued interest on available-for-sale securities	493	1,025
Stock-based compensation expense	24,982	31,145
Non-cash lease expense	2,780	2,197
Impairment of operating lease right of use asset and leasehold improvements	2,915	—
Loss from write down of held for sale assets	249	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	616	1,605
Other noncurrent assets	590	(1,055)
Accounts payable	(4,148)	4,025
Accrued expenses	(2,032)	4,130
Right-of-use operating assets and liabilities, net	(2,819)	(2,671)
Deferred revenue	13,711	—
Current portion of other liabilities and Other noncurrent liabilities	(42)	144
Net cash used in operating activities	(78,582)	(90,926)
Cash flows from investing activities:
Purchase of property and equipment	(679)	(577)
Purchase of marketable securities	(212,957)	(367,124)
Maturities of marketable securities	280,004	334,979
Proceeds from sale of marketable securities	—	500
Net cash provided by (used in) investing activities	66,368	(32,222)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	29	471
Proceeds from issuance of common stock under the employee stock purchase plan	538	380
Net cash provided by financing activities	567	851
Net decrease in cash and cash equivalents	(11,647)	(122,297)
Cash, cash equivalents and restricted cash at beginning of period	77,999	200,296
Cash, cash equivalents and restricted cash at end of period	$66,352	$77,999
Cash and cash equivalents at end of period	$64,326	$75,973
Restricted cash at end of period	2,026	2,026
Cash, cash equivalents and restricted cash at end of period	$66,352	$77,999

Supplemental disclosures of non-cash activities:
Property and equipment additions included in accounts payable and accrued expenses	$4	$20

The accompanying notes are an integral part of these financial statements.

KRONOS BIO, INC.
Notes to Financial Statements

1.NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Operations
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
Need for Additional Capital
Since inception through December 31, 2023, the Company has incurred a cumulative net operating loss of $508.9 million. The Company expects that its cash, cash equivalents and investments as of December 31, 2023 will be sufficient to fund its operations for a period of at least one year from the date of issuance of these financial statements. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital.
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
2.SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, revenue, the accrual of research and development expenses, the fair value of investments, the fair value of the long-lived assets, income tax uncertainties, the valuation of equity instruments and the incremental borrowing rate for determining the operating lease assets and liabilities. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.
Segment Reporting

KRONOS BIO, INC.
Notes to Financial Statements
Management has determined that it has one business activity and operates as one operating segment as it only reports financial information on an aggregate basis to its Chief Executive Officer, who is the Company’s chief operating decision maker. All long-lived assets are maintained in the United States of America.
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

KRONOS BIO, INC.
Notes to Financial Statements
Accrued Research and Development Expenses
As part of the process of preparing our financial statements, the Company is required to estimate our accrued research and development and manufacturing expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on the Company behalf and estimating the level of service performed and the associated costs incurred for the services when the Company has not yet been invoiced or otherwise notified of the actual costs. The majority of service providers invoice the company in arrears for services performed on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. The Company makes estimates of our accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known to it at that time. Examples of estimated accrued research and development expenses include fees paid to:
•CROs in connection with performing research activities on the Company behalf and conducting preclinical studies and clinical trials on the Company behalf;
•investigative sites or other service providers in connection with clinical trials;
•vendors in connection with preclinical and clinical development activities; and
•vendors related to product manufacturing and development and distribution of preclinical and clinical supplies.
The Company bases its expenses related to preclinical studies and clinical trials on its estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CROs that conduct and manage preclinical studies and clinical trials on the Company behalf. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the completion of scientific milestones. In accruing fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, the Company adjusts the accrual or amount of prepaid expense accordingly.
The Company accounts for non-refundable advance payments for goods or services that will be used in future R&D activities as expenses when the goods have been received or when the service has been performed rather than when the payment is made.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.
Restricted Cash
The Company has deposited cash of $2.0 million as of December 31, 2023 and December 31, 2022 to secure a letter of credit in connection with the lease of the Cambridge facility. Please refer to Note 8, “Commitment and contingencies - Leases” for greater details. The Company has classified the restricted cash as a noncurrent asset on its balance sheets.
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

KRONOS BIO, INC.
Notes to Financial Statements
The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on maturities and concentration by type and issuer. The Company maintains cash balances in excess of amounts insured by the FDIC and concentrated within a limited number of financial institutions. As of December 31, 2023 and December 31, 2022, the Company has not experienced any credit losses in such accounts or investments.
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
Unrealized gains and losses are excluded from earnings and are reported as components of comprehensive loss. The Company periodically evaluates whether declines in fair values of its available-for-sale securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the available-for-sale security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or whether it is more likely than not that it will be required to sell any available-for-sale security before recovery of its amortized cost basis. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in interest income and other expense, net. Interest income on investments is included in interest income and other expense, net on the Company’s statements of operations and comprehensive loss.
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

KRONOS BIO, INC.
Notes to Financial Statements
other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
As of December 31, 2023 and December 31, 2022, the Company recorded financial assets requiring fair value measurement. The financial assets include cash equivalents and investments. There were no financial liabilities requiring fair value measurement as of December 31, 2023 and December 31, 2022.
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
Property and Equipment, Net
Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is recognized using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the lesser of their useful lives or the remaining life of the lease. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in the statements of operations and comprehensive loss in the period realized. Repairs and maintenance costs are expensed as incurred.
Estimated useful lives in years are generally as follows:

Description	Estimated Useful Life
Lab equipment	3 to 7 years
Leasehold improvements	Shorter of useful life or lease term
Furniture and fixtures	5 to 7 years
Computer equipment	3 years
Valuation of Long-Lived Assets
Long-lived assets, which include property and equipment, right-of-use assets and leasehold improvements, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. The Company recognized a non-cash impairment charge of $2.9 million, including $2.3 million for the right-of-use assets and $0.6 million for the leasehold improvements for the year

KRONOS BIO, INC.
Notes to Financial Statements
ended December 31, 2023. Please see Note 8, “Commitment and Contingencies - Impairment of Operating Lease Right-of-Use Asset and Other Long-Lived Assets” section for greater details.
Long-lived assets are considered held for sale when certain criteria are met, (1) management’s commitment to a plan to sell, (2) availability for immediate sale in its present condition, (3) initiation of an active program to identify a buyer, (4) probability of a completed sale within one year, (5) actively marketed for sale at a reasonable price in relation to its current fair value, and (6) likelihood of significant changes to the plan will be made or that the plan will be withdrawn. If all of the criteria are met as of the balance sheet date, the assets are categorized as held-for-sale at the lower of their carrying amount or fair value less costs to sell. The assets held for sale consist of laboratory equipment based on the above criteria. Losses are recognized for any initial or subsequent write- down to fair value less cost to sell, while gains are recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized. Any gains or losses not previously recognized that result from the sale of the disposal group shall be recognized at the date of sale. The equipment is not depreciated while classified as held for sale. Assets held for sale were $0.4 million as of December 31, 2023 and zero as of December 31, 2022. Please see Note 5, “Balance Sheet Components - Property and Equipment, net” section for greater details.
Stock-Based Compensation
The Company measures stock-based awards granted to employees and nonemployees based on the fair value on the date of the grant and recognizes stock-based compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. The Company applies the straight-line method of expense recognition to all awards with only service-based vesting conditions. The Company accounts for forfeitures as they occur.
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
•Expected Volatility—The Company uses an average historical stock price volatility of comparable public companies within the biotechnology and pharmaceutical industry that were deemed to be representative of future stock price trends, in addition to some consideration to the Company’s own stock price volatility. The Company continues to utilize comparable public companies as part of this process as it does not have sufficient trading history for its common stock. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.
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

KRONOS BIO, INC.
Notes to Financial Statements
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
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2023 and December 31, 2022, other comprehensive loss consisted of unrealized gains and losses from available-for-sale securities.
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
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the disclosures required for income taxes in our annual financial statements. ASU 2023-09 is effective for the Company in its annual reporting for fiscal 2025 on a prospective basis. Early adoption and retrospective reporting are permitted. The Company is currently evaluating the impact of ASU 2023-09 on its Financial Statements.
There have been no other recent accounting pronouncements during fiscal 2023 that are of significance to the Company.
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

KRONOS BIO, INC.
Notes to Financial Statements
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of December 31, 2023 and December 31, 2022 were as follows (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Money market funds	$36,009	$—	$—	$36,009
Certificates of deposit	733	—	—	733
Corporate bonds	—	3,662	—	3,662
U.S. treasury securities	126,366	—	—	126,366
Total financial assets	$163,108	$3,662	$—	$166,770

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Money market funds	$49,003	$—	$—	$49,003
Certificates of deposit	490	—	—	490
Commercial paper	—	1,667		1,667
Corporate bonds	—	30,657	—	30,657
U.S. agency	—	13,000	—	13,000
U.S. treasury securities	138,734	—	—	138,734
Total financial assets	$188,227	$45,324	$—	$233,551
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
The Company did not have any financial assets or liabilities as of December 31, 2023 and December 31, 2022 that required Level 3 inputs.

KRONOS BIO, INC.
Notes to Financial Statements
4.    INVESTMENTS
The fair value and amortized cost of available-for-sale securities by major security type as of December 31, 2023 and December 31, 2022 were as follows (in thousands):

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$36,009	$—	$—	$36,009
Certificates of deposit	735	—	(2)	733
Corporate bonds	3,662	—	—	3,662
U.S. treasury securities	126,345	74	(53)	126,366
Total cash equivalents and investments	$166,751	$74	$(55)	$166,770

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$49,003	$—	$—	$49,003
Certificates of deposit	490	—	—	490
Commercial paper	1,667	—	—	1,667
Corporate bonds	30,683	3	(29)	30,657
U.S. agency	13,024	—	(24)	13,000
U.S. treasury securities	139,476	5	(747)	138,734
Total cash equivalents and investments	$234,343	$8	$(800)	$233,551
These available-for-sale debt securities were classified on the Company’s balance sheets as of December 31, 2023 and December 31, 2022 as (in thousands):

	Fair Value
	December 31,
	2023	2022
Cash equivalents	$56,110	$61,577
Short-term investments	108,671	162,212
Long-term investments	1,989	9,762
Total cash equivalents and investments	$166,770	$233,551
The fair values of available-for-sale securities by contractual maturity as of December 31, 2023 were as follows (in thousands):

December 31, 2023
Due in 1 year or less	$128,772
Due in 1 to 2 years	1,989
Total	$130,761
As of December 31, 2023 and December 31, 2022, there have been no significant realized losses on available-for-sale securities for any of the periods presented in the accompanying financial statements. Unrealized losses on available-for-sale securities are not attributed to credit risk for any of the periods presented. The Company believes that it is more likely than not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors. To date, the Company has not recorded any impairment charges on available-for-sale securities.

KRONOS BIO, INC.
Notes to Financial Statements
5.BALANCE SHEET COMPONENTS
Property and Equipment, net
Property and equipment, net consisted of the following as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31,
	2023	2022
Lab equipment	$8,055	$8,475
Leasehold improvements	8,703	9,348
Furniture, fixtures and computer equipment	784	677
Total property and equipment	17,542	18,500
Less: Accumulated depreciation	(7,290)	(5,515)
Total property and equipment, net	$10,252	$12,985

Depreciation expense was $2.1 million and $2.3 million for the years ended December 31, 2023 and December 31, 2022, respectively.
During the second quarter of 2023, the Company recognized a non-cash impairment charge of $0.6 million related to Leasehold improvements. Please refer to Note 8, “Commitment and contingencies - Leases” for further details.
During the year ended December 31, 2023, we committed to a plan to sell a few pieces of lab equipment no longer in service. The Company recognized a loss of $0.2 million on remeasurement of assets held for sale in the “Interest income and other expense, net” in the Statements of Operations and Comprehensive Loss. The assets held for sale of $0.4 million have been classified within the “Prepaid Expenses and Other Current Assets” in the Balance Sheet.
Accrued Expenses
Accrued expenses consisted of the following as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31,
	2023	2022
Accrued compensation	$3,886	$4,277
External research and development	5,821	7,694
Accrued outside services	807	945
Accrued taxes	133	40
Accrued restructuring costs	18	—
Other accrued expenses	266	7
Total accrued expenses	$10,931	$12,963

KRONOS BIO, INC.
Notes to Financial Statements

Current Portion of Other Liabilities

Current portion of other liabilities consist of the following as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31,
	2023	2022
Current portion of unvested early exercised share liability	$209	$891
ESPP withholdings	195	238
Total current portion of other liabilities	$404	$1,129

6.    RESTRUCTURING
In October 2023 the Board of Directors of the Company approved an approximate 19% reduction of our workforce as part of a strategic resource allocation and restructuring. For the November 2023 restructuring, costs of $1.7 million were recorded in “General and Administration” expense for the year ended December 31, 2023 and zero for the year ended December 31, 2022. The workforce reduction was completed on November 2, 2023.
The following table is a summary of accrued restructuring costs included within the “Accrued Expenses” line on the Company’s Balance Sheet as of December 31, 2023 (in thousands):

Severance and Benefits Costs
Balance at December 31, 2022	$—
Restructuring costs	1,713
Cash payments	(1,695)
Balance at December 31, 2023	$18
7.    COLLABORATION AND LICENSE AGREEMENT
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
Notes to Financial Statements
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
The Company determined that the performance obligations to perform research and development services are satisfied over time, and therefore, the related revenue will be recognized as services are provided. The Company recognized $6.3 million in revenue during the year ended December 31, 2023, using the cost-based input model related to the research and development activities associated with the identified performance obligations. The remaining $13.7 million of the upfront payment is included in short and long-term deferred revenue as of December 31, 2023 and will be recognized as the performance obligations are satisfied.
8.    COMMITMENTS AND CONTINGENCIES
Leases
In March 2020, the Company entered into an 11-year lease agreement to move its research and development operations from 21 Erie Street, Cambridge, Massachusetts, to a 40,514 square-feet facility at 301 Binney Street, Cambridge, Massachusetts (Cambridge facility). The lease commenced on February 28, 2020 with an initial annual base rent of $4.1 million with rent escalations of 3.0% annually. The Company executed a letter of credit for $2.0 million in connection with the lease. The lease includes $3.7 million in certain tenant improvement allowances, which the Company included in its calculation of the right-of-use asset in the lease at commencement and all costs incurred by the Company were reimbursed by the lessor and were included within the total lease liability. In connection with the lease, the Company recognized an operating lease right-of-use asset of $17.9 million and $21.9 million as of December 31, 2023 and December 31, 2022, respectively. The Company recognized an aggregate lease liability of $25.6 million and $28.0 million as of December 31, 2023 and December 31, 2022, respectively. The remaining lease term is 7.2 years, and the estimated incremental borrowing rate is 8.50%.
In February 2021, the Company entered into a new lease agreement for its office space in San Mateo, California totaling 17,340 square feet, The initial annual base rent for the new space will be $1.2 million, and such amount increases by 3% annually on each anniversary of the new premises commencement date. In connection with the larger space leased, the Company made a one-time cash security deposit in the amount of $59,000. The

KRONOS BIO, INC.
Notes to Financial Statements
lease commenced in April 2021 and terminates August 31, 2026. In connection with the lease, the Company recognized an operating lease right-of-use asset of $1.7 million and $2.8 million as of December 31, 2023 and December 31, 2022, respectively. The Company recognized an aggregate lease liability of $2.7 million and $3.7 million as of December 31, 2023 and December 31, 2022, respectively. The remaining lease term is 2.5 years, and the estimated incremental borrowing rate is 11.18%.
The following table summarizes the presentation of the Company’s operating leases in its balance sheets as of December 31, 2023 and December 31, 2022 (in thousands):

Balance Sheet Caption	December 31,
	2023	2022
Assets:
Operating lease assets	$19,657	$24,707
Liabilities:
Current portion of operating lease liabilities	$2,893	$2,347
Noncurrent operating lease liabilities	25,379	28,744
Total operating lease liabilities	$28,272	$31,091
The following table summarizes the effect of operating lease costs in the Company’s statements of operations and comprehensive loss for the years ended December 31, 2023 and December 31, 2022 (in thousands):

Statement of Operations and Comprehensive Loss Caption	Year Ended December 31,
	2023	2022
Research and development	$3,319	$3,068
General and administrative	2,133	2,043
Total operating lease cost	$5,452	$5,111
The Company made cash payments of $5.6 million and $5.7 million under the lease agreements during the years ended December 31, 2023 and December 31, 2022, respectively.
The undiscounted future non-cancellable lease payments under the Company's operating leases as of December 31, 2023 for the next five years and thereafter is expected to be as follows (in thousands):

Period Ending December 31,	Amount
2024	$5,274
2025	5,921
2026	5,405
2027	4,874
2028	5,020
Thereafter	11,404
Total undiscounted lease payments	37,898
Less: Present value adjustment	(9,626)
Present value of operating lease liabilities	$28,272
Impairment of Operating Lease Right-of-Use Asset and Other Long-Lived Assets
As a result of the continued and sustained decline in the Company’s stock price, the Company determined an impairment indicator was present. The Company determined all of its long-lived assets represent a single asset group for the purpose of the long-lived asset impairment assessment. The Company concluded that the carrying value of the single asset group was not recoverable as it exceeded the future net undiscounted cash flows that are expected to be generated from the use and eventual disposition of the assets within the asset group. To allocate and recognize the impairment loss, the Company, with the assistance of a third-party valuation firm,

KRONOS BIO, INC.
Notes to Financial Statements
determined the fair value of the Company using the adjusted net asset method under the cost approach. The implied allocated impairment loss to any individual asset within the long-lived asset group shall not reduce the carrying amount of that asset below its fair value. To determine the fair value of the individual assets within the asset group, the Company utilized the discounted cash flow method of the income approach and the indirect cost approach.
Based on this analysis, during the year ended December 31, 2023, the Company recognized a non-cash impairment charge of $2.9 million, including $2.3 million for the right-of-use assets and $0.6 million for the leasehold improvements. The Company recorded $1.9 million in “Research and Development” expense and $1.0 million in “General and Administration” expense, based on the relative allocation of the operating lease costs and depreciation and amortization expense. No impairment charge was recorded for the year ended December 31, 2022.
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
Amended Tempus Research and Development Agreement
In October 2021, as subsequently amended in April 2023, the Company entered into an agreement for research and development services (the Amended Tempus Agreement) with Tempus AI, Inc. (formerly known as Tempus Labs, Inc., and referred to herein as Tempus), pursuant to which Tempus agreed to provide the Company with research and development services for a period of four years. The three primary services are analytical services, data licensing, and organoid services. The Company intends to utilize the services contemplated under the Amended Tempus Agreement to advance the development of KB-0742.
In consideration for the access to the services throughout the term of the Tempus Agreement, the Company has agreed to pay an annual minimum commitment of $1.5 million in year one, $2.5 million in year two, $3.0 million in year three and $2.5 million in year four. Payments are made in quarterly installments. The Company has paid $3.6 million and $1.1 million for the years ended December 31, 2023 and December 31, 2022, respectively, under the Tempus Agreement. The Company did not make any payments for the year ended December 31, 2021 under the Tempus Agreement. The annual minimum commitment is nonrefundable and is invoiced quarterly in advance due within 30 days. Nonrefundable advance payments for services that will be rendered for future research and development activities are recorded and recognized as an expense as the related services are performed. Tempus provides detailed reporting monthly which serves as the unit of account for calculating expense for actual services utilized for the analytical services, data licensing, and organoid services. As of December 31, 2023 and December 31, 2022, the prepaid expenses relating to the Tempus advance payments were $0.7 million and $0.8 million, respectively.
The Company is required to make milestone payments upon successful achievement of certain regulatory milestones for KB-0742 and other discovery pipeline compounds up to a combined maximum of $22.4 million. For each milestone payment that becomes due, the Company has the right to pay up to 50% of such milestone payment amount in shares of its common stock as long as certain regulatory requirements are met. As of December 31, 2023 and December 31, 2022, the Company determined that achievement of the milestones is not probable and therefore no corresponding liability was recorded in either period.
Gilead Asset Purchase Agreement
In July 2020, the Company entered into an asset purchase agreement (Gilead Asset Purchase Agreement) with Gilead Sciences, Inc. (Gilead), pursuant to which the Company acquired certain assets from Gilead related to entospletinib and lanraplenib, and patents and other intellectual property covering or related to the development, manufacture and commercialization of entospletinib and lanraplenib. Under the agreement, the Company is required to make milestone payments upon successful achievement of certain regulatory and sales milestones for lanraplenib, entospletinib and other SYK inhibitor compounds covered by the patent rights acquired pursuant to

KRONOS BIO, INC.
Notes to Financial Statements
the Gilead Asset Purchase Agreement and developed by us as a back-up to entospletinib or lanraplenib. The Company is also committed to pay royalties ranging from high-single digits to the mid-teens on annual worldwide net sales of any SYK inhibitor compounds. The Company is currently unable to estimate the timing or likelihood of achieving remaining milestones or generating future product sales.
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
9.    INCOME TAXES
The Company did not record any income tax expense for the year ended December 31, 2023 and recorded a small amount of income tax expense related to state minimum taxes for the year ended December 31, 2022. The Company has incurred net operating losses for all the periods presented and has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements. The Company has recorded a full valuation allowance against all of its deferred tax assets as it is not more likely than not that such assets will be realized in the near future.
Reconciliation of the income tax expense calculated at the statutory rate to our zero expense for income taxes for the years ended December 31, 2023 and December 31, 2022 were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Tax benefit at federal statutory rate	$(23,603)	$(27,973)
State taxes	(4,425)	(5,017)
Research tax credits	(5,454)	(15,012)
Change in valuation allowance	22,310	42,664
Stock based compensation	4,950	5,181
Change in rate	6,165	—
Other	57	157
Expense/(Benefit) for income taxes	$—	$—

KRONOS BIO, INC.
Notes to Financial Statements
The Company’s deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets or liabilities for financial reporting purposes and the amounts used for income tax purposes as of December 31, 2023 and December 31, 2022. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Lease liabilities	$5,860	$7,948
Stock-based compensation	3,894	4,755
Accrued compensation	928	1,093
Net operating loss carryforwards	68,304	58,628
Tax credit carryforwards	21,462	15,963
Capitalized Research and Development Cost	26,031	18,857
Fixed assets and intangibles	29	—
Other	20	17
Total deferred tax assets	126,528	107,261
Valuation allowance	(122,966)	(100,656)
Net deferred tax assets	3,562	6,605
Deferred tax liabilities:
Right-of-use assets	(3,562)	(6,316)
Fixed assets and intangibles	—	(289)
Total deferred tax liabilities	(3,562)	(6,605)
Net deferred tax assets	$—	$—
The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. The Company assesses its past earnings history, income tax planning and projections of future net income when determining whether it is more likely than not future tax benefits will be realized. Based on the Company’s history of losses, the Company has maintained a full valuation allowance of approximately $123.0 million and $100.7 million for the years ended December 31, 2023 and December 31, 2022, respectively. The change in valuation allowance of $22.3 million is due to increases in net operating losses and other deferred tax assets due to current year activity.
The following table sets forth the Company’s federal and state net operating loss and research credit carryforwards as of December 31, 2023 (in thousands)

	Amount	Expiration
Net operating losses, federal	$268,618	Indefinite
Net operating losses, federal	$601	2037
Net operating losses, state	$186,045	2037-2043
Tax credits, federal	$18,958	2037-2043
Tax credits, state	$8,322	2038-2043
Current federal and state tax laws include substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an ownership change as defined under Section 382 of the Internal Revenue Code of 1986, as amended. Accordingly, the Company’s ability to use these carryforward attributes may be limited as a result of such ownership change.

KRONOS BIO, INC.
Notes to Financial Statements
The Company applies the provisions of ASC Topic 740 to account for uncertain income tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Balance at beginning of the year	$3,035	$246
Additions based on tax positions related to the current year	944	1,993
Additions to tax positions of prior years	388	796
Balance at the end of the year	$4,367	$3,035
It is the Company’s policy to record penalties and interest related to income taxes as a component of income tax expense. The Company has not recorded any interest or penalties related to income taxes during the years ended December 31, 2023 and December 31, 2022. Unrecognized tax benefits are not expected to change during the next 12 months. The reversal of the unrecognized tax benefits would not affect the effective tax rate. The Company is subject to examination by U.S. federal and state tax authorities for all years since its inception.
The following table shows the change in the deferred tax valuation allowance as follows (in thousands):

	Year Ended December 31,
	2023	2022
Beginning Balance, January 1	$100,656	$58,713
Change charged to expense	22,310	41,943
Ending Balance, December 31	$122,966	$100,656

10.     STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
Preferred Stock
Pursuant to the Amended and Restated Certificate of Incorporation filed on October 14, 2020, as amended, the Company is authorized to issue a total of 10,000,000 shares of undesignated preferred stock, par value $0.001.
Common Stock
Pursuant to the Company’s amended and restated certificate of incorporation filed on October 14, 2020, as amended, the Company is authorized to issue a total of 200,000,000 shares of its common stock, par value $0.001.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders. Subject to the rights of the Preferred Stock, holders of the Company’s common stock are entitled to receive dividends, as may be declared by the Board of Directors. As of December 31, 2023, no dividends have been declared to date.

KRONOS BIO, INC.
Notes to Financial Statements
2020 Equity Incentive Plan
In October 2020, the Company adopted its 2020 Equity Incentive Plan (the 2020 Plan) which replaced the 2017 Equity Incentive Plan (Prior Plan) upon completion of the IPO. The 2020 Plan provides for the grant of incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, directors, and consultants of the Company. The number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase each year for a period of 10 years, beginning in 2021 and continuing through 2030, in an amount equal to (1) 5.0% of the total numbers of shares of the Company’s common stock outstanding on December 31st of the immediately preceding year, or (2) a lesser number of shares determined by the Board of Directors no later than December 31st of the immediately preceding year. As of December 31, 2023, the maximum number of shares of common stock that may be issued was 20,417,192 shares.
Under the 2020 Plan options shall not have an exercise price less than 100% of the fair market value of the Company’s common stock on the grant date. Vesting periods are determined at the discretion of the Board of Directors. The maximum contractual term is 10 years. Stock options typically vest over four years.
As of December 31, 2023, there were 5,238,438 shares reserved by the Company under the 2020 Plan for the future issuance of equity awards.

Stock Options
Stock option activity under the 2020 Plan as of December 31, 2023 is summarized as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2022	7,455	$11.83
Granted	3,234	$1.98
Forfeited	(2,151)	$9.30
Exercised	(285)	$3.23
Outstanding at December 31, 2023	8,253	$8.92	6.74	$19
Exercisable at December 31, 2023	4,949	$10.66	5.56	$13
Unvested and expected to vest at December 31, 2023	3,303	$6.33	8.65	$6

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on December 31, 2023.
The weighted-average grant-date fair value per share of stock options granted, using the assumptions listed above, was $1.41 and $5.57, during the years ended December 31, 2023 and December 31, 2022, respectively.
The intrinsic value of options exercised for the years ended December 31, 2023 and December 31, 2022 was $29,624 and $2.0 million, respectively, determined as of the applicable date of exercise. There was no future tax benefit related to options exercised, as the Company had accumulated net operating losses as of December 31, 2023.

KRONOS BIO, INC.
Notes to Financial Statements
The Black-Scholes option-pricing model assumptions that the Company used to determine the grant-date fair value of stock options for the years ended December 31, 2023 and December 31, 2022 were as follows, presented on a weighted-average basis:

	Year Ended December 31,
	2023	2022
Expected term (in years)	5.99	5.91
Expected volatility	79.92%	78.21%
Risk-free interest rate	3.96%	2.28%
Expected dividend	—%	—%
For the years ended December 31, 2023 and December 31, 2022 total stock-based compensation related to stock options was classified in the Company’s statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development expenses	$6,243	$8,464
General and administrative expenses	7,948	10,414
Total stock-based compensation expense	$14,191	$18,878
As of December 31, 2023, $14.5 million of unrecognized compensation costs related to unvested stock options is expected to be recognized over a weighted average period of 1.67 years.
Early Exercised Options
The Company allows certain of its employees and its consultants to exercise options granted under the Prior Plan prior to vesting. The shares related to early exercised stock options are subject to the Company’s lapsing repurchase right upon termination of employment or service on the Board of Directors at the lesser of the original purchase price or fair market value at the time of repurchase. In order to vest, the holders are required to provide continued service to the Company. The early exercise by an employee or consultant of a stock option is not considered to be a substantive exercise for accounting purposes, and therefore the payment received by the employer for the exercise price is recognized as a liability. For accounting purposes, unvested early exercised shares are not considered issued and outstanding and therefore not reflected as issued and outstanding in the accompanying balance sheets or the accompanying statements of stockholders' equity until the awards vest.
The deposits received are initially recorded in current portion of other liabilities and other noncurrent liabilities for the noncurrent portion. The liabilities are reclassified to common stock and paid-in capital as the repurchase right lapses. During the years ended December 31, 2023 and December 31, 2022, there have been no early exercised options.
At December 31, 2023 and December 31, 2022, there was $0.2 million and $0.9 million recorded in “current portion of other liabilities”, respectively, related to shares held by employees and nonemployees that were subject to repurchase.
At December 31, 2023 and December 31, 2022, there was zero and $0.2 million recorded in “other noncurrent liabilities”, respectively, related to shares held by employees and nonemployees that were subject to repurchase.

KRONOS BIO, INC.
Notes to Financial Statements
Restricted Stock
Restricted stock units and awards as of December 31, 2023 are summarized as follows:

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Life
	(in thousands)		(in years)
Outstanding at December 31, 2022	2,298	$9.18
Granted - restricted stock units	1,634	$1.98
Vested and converted to shares	(1,268)	$10.56
Forfeited	(1,007)	$4.67
Unvested outstanding at December 31, 2023	1,657	$3.76	1.92
Restricted Stock Units
Pursuant to the 2020 Plan, the RSUs granted have a three-year vest period and in order to vest, the holder is required to provide service to the Company.
For the years ended December 31, 2023 and December 31, 2022 total stock-based compensation related to RSUs was classified in the Company’s statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development expenses	$5,371	$5,665
General and administrative expenses	4,710	5,339
Total stock-based compensation expense	$10,081	$11,004
As of December 31, 2023, there was $3.3 million of unrecognized stock-based compensation related to RSUs, which is expected to be recognized over a weighted average period of 1.69 years.
For the year ended December 31, 2023 and December 31, 2022, 1,234,192 RSUs and 295,053 RSUs have vested, respectively.
Restricted Stock Awards (RSAs)
For the years ended December 31, 2023 and December 31, 2022 total stock-based compensation related to RSAs was classified in the Company’s statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development expenses	$—	$—
General and administrative expenses	142	142
Total stock-based compensation expense	$142	$142
As of December 31, 2023, there was $0.1 million of unrecognized stock-based compensation related to RSAs, which is expected to be recognized over a weighted average period of 0.58 years.
The total grant date fair value for RSAs vested during the years ended December 31, 2023 and December 31, 2022 was $0.1 million and $0.1 million, respectively.
2020 Employee Stock Purchase Plan

KRONOS BIO, INC.
Notes to Financial Statements
In October 2020, the Company adopted its 2020 Employee Stock Purchase Plan (ESPP), which initially reserved 688,000 shares of the Company’s common stock for employee purchase under terms and provisions established by the Board of Directors. The number of shares of our common stock reserved for issuance under the ESPP automatically increases in 2021 and continuing through 2030, by the lesser of (i) 1.0% of the total number of shares of common stock outstanding on December 31st of the immediately preceding year, and (ii) 1,376,000 shares, except before the date of any increase, the Board of Directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Effective January 1, 2023 and 2022, the number of shares authorized under the ESPP for employee purchases increased by 569,674 and 565,798 shares, respectively. The ESPP is intended to qualify as an ‘employee stock purchase plan’ under Section 423 of the Internal Revenue Code. Under the current offering adopted pursuant the ESPP, each offering period shall not exceed 27 months, with shorter duration purchase periods within each offering. Employees are eligible to participate if they are employed by the Company for at least 20 hours per week and more than five months of the year. As of December 31, 2023, 1,601,194 shares of common stock were available and reserved for future issuance under the ESPP.
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
The fair values of the rights granted under the ESPP were calculated using the following assumptions:

Year Ended December 31,
	2023	2022
Expected term (in years)	0.50 - 2.00	0.49 - 2.00
Expected volatility	70.74% - 82.61%	56.55% - 87.15%
Risk-free interest rate	4.40% - 5.53%	0.22% - 2.84%
Dividend yield	—%	—%

KRONOS BIO, INC.
Notes to Financial Statements
For the years ended December 31, 2023 and December 31, 2022 total stock-based compensation related to ESPP was classified in the Company’s statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development expenses	$399	$845
General and administrative expenses	169	276
Total stock-based compensation expense	$568	$1,121
Stock-Based Compensation Summary
Total stock-based compensation expense was classified in the Company’s statements of operations and comprehensive loss for the years ended December 31, 2023 and December 31, 2022 as follows for stock options, RSUs, RSAs and ESPP (in thousands):

	Year Ended December 31,
	2023	2022
Research and development expenses	$12,013	$14,974
General and administrative expenses	12,969	16,171
Total stock-based compensation expense	$24,982	$31,145
11.    NET LOSS PER SHARE
The following table summarizes the computation of basic and diluted net loss per share of the Company for the years ended December 31, 2023 and December 31, 2022 (in thousands, except per share data):

	Year Ended December 31,
	2023	2022
Net loss	$(112,673)	$(133,204)
Weighted-average common stock outstanding, basic and diluted	57,744	56,201
Net loss per share, basic and diluted	$(1.95)	$(2.37)
The Company’s potentially dilutive securities, which include options to purchase shares of the Company's common stock and restricted stock awards subject to future vesting, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share.
The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each stated period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2023	2022
Stock options to purchase common stock	8,197	7,151
Early exercised stock options subject to future vesting	56	304
Restricted stock units subject to future vesting	1,635	2,243
Restricted stock awards subject to future vesting	20	54
Total	9,908	9,752
In addition to the potentially dilutive securities noted above, the Company also has the option under its agreement with Tempus to issue common shares upon the achievement of specified milestones. Please refer to Note 8, “Commitment and Contingencies - Amended Tempus Research and Development Agreement” section for

KRONOS BIO, INC.
Notes to Financial Statements
further details. Because the necessary conditions for issuance of the shares had not been met as of December 31, 2023, the Company excluded these shares from the table above.
12.    RELATED PARTIES
On December 1, 2017, the Company entered into a services agreement with Two River Consulting, LLC (Two River) to provide various clinical development, operational, managerial, accounting and financial, and administrative services to the Company. Mr. Arie Belldegrun, M.D., FACS, the Chairman of the Board of Directors, is the Chairman of Two River. Mr. Joshua Kazam and Mr. David Tanen, each a director of the Company, are each partners of Two River. The Company incurred expenses of $0.1 million for each of the years ended December 31, 2023 and December 31, 2022 for these services.
In 2019, the Company entered into a consulting agreement with Bellco Capital, LLC (Bellco) to provide various executive services to the Company. Mr. Arie Belldegrun, M.D., FACS, the Chairman of the Board of Directors, is the Chairman of Bellco. The Company incurred expense of $25,200 for each of the years ended December 31, 2023 and December 31, 2022 for these services.

13.    SUBSEQUENT EVENTS
Restructuring
On January 24, 2024, the Company and three executive officers, Jorge DiMartino, M.D., Ph.D., the Company’s Chief Medical Officer and Executive Vice President, Clinical Development, Barbara Kosacz, J.D., the Company’s Chief Operating Officer and General Counsel, and Christopher Dinsmore, Ph.D., Chief Scientific Officer ("the Officers") mutually agreed to the termination of employment effective February 16, 2024 (“the Separation Date”). The separation agreements signed with the Officers outlined the terms of severance and contemplate the engagement of each as a consultant through December 31, 2024 to the Company following the Separation Date. In connection with the separation agreements with the Officers, the Company expects to incur charges of approximately $1.1 million associated with cash severance payments that were made in February 2024.
On March 5, 2024, the Company approved an approximate 21% reduction in its workforce as part of a strategic resource allocation and cost containment plan. The workforce reduction was completed on March 7, 2024. In connection with the reduction in workforce, the Company expects to incur charges of approximately $0.6 million associated with cash severance and COBRA benefit payments primarily in the first half of 2024.

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
Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended December 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item and not set forth below will be set forth in the section headed “—Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC (our Proxy Statement) on or before April 29, 2024 and is incorporated in this Annual Report by reference.
Our Executive Officers
Norbert Bischofberger, Ph.D., 68, joined Kronos Bio in 2018 as President and CEO. Prior to joining Kronos Bio, Dr. Bischofberger was the Executive Vice President, Research and Development and Chief Scientific Officer at Gilead Sciences. Dr. Bischofberger joined Gilead in 1990 as Director of Chemistry after having worked as a Senior Scientist in Genentech’s DNA Synthesis Group from 1986 until 1990. During his 28-year tenure at Gilead, Dr. Bischofberger presided over the development and approval of more than 25 medicines, which led the transformation of the treatment of a range of serious diseases such as HIV, HCV and lymphoma. Dr. Bischofberger was part of the core management team that grew Gilead from less than 50 employees with no revenues to 10,000 employees with $25 billion in revenue. Dr. Bischofberger received a Ph.D. in organic chemistry from Zurich’s Eidgenössische Technische Hochschule and performed postdoctoral research in steroid chemistry at Syntex. He also performed additional research in organic chemistry and applied enzymology in Professor George Whiteside’s lab at Harvard University in Cambridge, Massachusetts. Dr. Bischofberger received an honorary doctorate in Natural Sciences (2016) from The University of Innsbruck and an honorary doctorate in Letters in Medicine (2017) from Baylor College of Medicine. Dr. Bischofberger was elected a Fellow of The American Association for Advancement of Science (2018). In addition to Kronos Bio, Dr. Bischofberger serves on the Supervisory Board of Bayer AG and Board of Directors of Morphic Therapeutic. We believe Dr. Bischofberger is qualified to serve on our Board due to his expertise and experience in the life sciences industry, including his work as a senior executive, and his educational background.
Sandra Gardiner, 58, was appointed interim Chief Financial Officer of Kronos Bio in September 2023. Ms. Gardiner is a partner at FLG Partners, a leading CFO services firm in the Silicon Valley and a business and finance executive with over 30 years of experience as an EVP and CFO at private and public companies in the Life Sciences sector. She has served as the Chief Financial Officer, Executive Vice President of Finance and Administration, Secretary and Treasurer of Pulse Biosciences, Inc., a bioelectric medicine company, since November 2019. From December 2017 to November 2019, Ms. Gardiner was Chief Financial Officer at Cutera, Inc. Prior to that, she held CFO roles in both domestic and global companies, operating as a director to international subsidiaries throughout Europe, Asia Pacific and Latin America. Ms. Gardiner’s tenure includes leadership positions at development-stage, pre-commercial to enterprise, commercial biotech and medtech companies. She’s been involved in executing numerous financial transactions, including IPOs, secondary offerings, private placements, reverse mergers, rights offerings, ATMs and debt facilities raising over $1 billion in capital and completed two M&A transactions.
Allison Frisbee, J.D., 41, joined Kronos Bio in September 2020, and serves as Senior Vice President, Corporate Operations and Legal, where she has primary responsibility for the Company’s operations and administration. Before her tenure at Kronos Bio, Ms. Frisbee served in the Legal and Compliance department at Jazz Pharmaceuticals as Senior Corporate Counsel from October 2016 to September 2020, helping to lay the groundwork for the legal and compliance framework that ensured the successful introduction and reimbursement in the launch of products including Xywav and Zepzelca. Her industry experience began at Bristol-Myers Squibb, where she provided legal support that bolstered the company’s oncology, cardiovascular, and virology portfolios. Ms. Frisbee’s extensive legal background, which includes representing life sciences companies during her time at Orrick, Herrington and Sutcliffe and Hughes, Hubbard and Reed, gives Ms. Frisbee a unique perspective on organizational strategy and risk management. She holds a J.D. from Columbia University School of Law and a B.A. from the University of Rochester. As our Senior Vice President, Corporate Operations and Legal, Ms. Frisbee’s blend of legal expertise and operational insight helps us navigate the complexities of the biotech landscape while we endeavor to deliver on our mission to bring life-changing treatments to patients.
Charles Lin, Ph.D., 39, joined Kronos Bio in December 2019, and serves as Senior Vice President, Research and Development, where he has primary responsibility for the company’s discovery and scientific functions, including the company’s proprietary product engine and innovative translational science. From October 2015 to December 2019, Dr. Lin was an Assistant Professor in the Department of Molecular and Human Genetics at the Baylor College of Medicine. There he earned distinction as a Pew-Stewart Scholar for Cancer Research and co-directed the Therapeutic Innovation Center, leading groundbreaking research that has reshaped the understanding of gene control mechanisms in cancer. Dr. Lin’s pioneering work on the MYC transcription factor, the most commonly amplified human oncogene and his insights into super enhancers, control regions of the genome that activate oncogenes, have advanced the development of a number of novel small-molecule inhibitors of transcription. Dr. Lin received his Ph.D. in Computational and Systems Biology from the Massachusetts Institute of Technology, where he trained with Dr. Richard Young and Dr. Christopher Burge. He completed post-doctoral work with Dr. James Bradner at the Dana-Farber Cancer Institute in the chemical biology program. As our Senior Vice President, Research and Development, Dr. Lin’s leadership in science, computational expertise and educational background help Kronos Bio drive the evolution of its treatment strategies.
Elizabeth Olek, D.O., M.P.H., 59, joined Kronos Bio in February 2022, and serves as Senior Vice President, Clinical Development, with primary responsibility for the strategic development and execution of the clinical trials that propel the company’s mission to bring life-changing therapies to patients. Before joining Kronos Bio, from January 2019 to February 2022 Dr. Olek served as Executive Director, Clinical Research at Loxo Oncology at Lilly, where she led the clinical development of a hematology drug candidate and made significant contributions to the development and subsequent approval of selpercatinib, a targeted therapy for thyroid and lung cancer. Prior to this, at Puma Biotechnology, Dr. Olek led a pivotal clinical program in breast cancer, honing her leadership in oncology drug development. Dr. Olek’s strategic consulting for early-stage biotech firms such as Lumena Pharmaceuticals, aTyr Pharma, and Receptos showcased her ability to guide key clinical programs from conception to fruition. Her earlier roles as Chief Medical Officer as Achillion Pharmaceuticals and in various leadership positions at Novartis provided her with a deep understanding of the biotechnology landscape and the complexities of bringing innovative therapies to market. Dr. Olek began her career in industry at Genetics Institute and Intermune. Dr. Olek received a Bachelor of Pharmacy degree from the University of the Sciences in Philadelphia, a Doctor of Osteopathy from the Philadelphia College of Osteopathic Medicine, and a Master of Public Health from the Boston University School of Public Health. Additionally, her training in infectious diseases at Boston Medical Center and Finland Laboratory, coupled with years in HIV/ID practice, give her a patient-centric perspective. As our Senior Vice President, Clinical Development, Dr. Olek leverages her comprehensive clinical and pharmaceutical expertise in supervising Kronos Bio’s clinical trials.
Our Board of Directors
Set forth is the biographical information for each member of our Board of Directors other than Dr. Bischofberger, whose biographical information is set forth above.
Arie S. Belldegrun, M.D., 74, has served as Chair of our Board of Directors since November 2017. Dr. Belldegrun has had a distinguished tenure in the life sciences, having been closely involved with the founding and advancement of several successful biopharmaceutical companies. Dr. Belldegrun is a cofounder of Allogene Therapeutics, a public biopharmaceutical company, and has served as Executive Chairman of its board of directors since November 2017. From March 2014 until October 2017, Dr. Belldegrun served as the President and Chief Executive Officer of Kite Pharma, Inc. and as a member of its board of directors from June 2009 until October 2017. Dr. Belldegrun currently serves as Chairman of Bellco Capital LLC (since 2004); Chairman of UroGen Pharma, Ltd. (since December 2012); Chairman and Partner of Two River Group (since June 2009); Co-chairman of Breakthrough Properties LLC and Breakthrough Services, L.L.C. (since April 2019); Director of Gingko Bioworks (since September 2021); Co-chairman of Symbiotic Capital (since June 2023); and Director of ByHeart, Inc. (since October 2019). Dr. Belldegrun is also Senior Managing Director of Vida Ventures, LLC (since November 2017). Dr. Belldegrun is a Research Professor, holds the Roy and Carol Doumani Chair in Urologic Oncology, and is Founder and Director of the UCLA Institute of Urologic Oncology at the David Geffen School of Medicine at UCLA. Prior to joining UCLA, Dr. Belldegrun was employed at the National Cancer Institute/NIH as a research fellow in surgical oncology and immunotherapy under Dr. Steven A. Rosenberg. He completed his MD at the Hebrew University Hadassah Medical School in Jerusalem, his post-graduate studies in Immunology at the Weizmann Institute of Science, and his residency in urologic surgery at Harvard Medical School. He has authored several books on oncology and more than 500 scientific and medical papers related to urological cancers, immunotherapy, gene therapy and cancer vaccines. He is certified by the American Board of Urology and the American Association of Genitourinary Surgeons. We believe Dr. Belldegrun is qualified to serve on our Board due to his experience as a senior executive and as a director of several life sciences companies, and because of his knowledge of our industry.
Roshawn Blunt, 49, has served as a member of our Board since November 2021. She has over 20 years of experience in the biopharmaceutical and medical device industries. Since August 2022, she has served as president of Corsaire Corporation, a pharmaceutical commercialization organization. Previously, Ms. Blunt founded and was managing director of 1798, LLC, a pharmaceutical managed markets consulting firm, from September 2010 until June 2022. She guided 1798 until it was purchased by Fingerpaint Marketing in 2020, at which time she became a partner at the firm and the managing director of its consulting business line. She began her pharmaceutical career at The Boston Consulting Group, working primarily on cases in the healthcare industry. Ms. Blunt held a variety of strategic reimbursement and commercialization positions of increasing importance at Amgen, including involvement in the payor marketing for Aranesp; development of the Medicare local strategy and policy analysis across the Amgen portfolio for the payer field teams; and serving as global government affairs director in the Washington, DC, office, where she was responsible for the Centers for Medicare & Medicaid Services strategies specific to the oncology franchise. Ms. Blunt was the first global director of health economics and reimbursement for the Biosense Webster Johnson & Johnson company. Ms. Blunt’s team was responsible for developing global value propositions and for managing all health technology assessments for 20 countries, including the United States. Ms. Blunt graduated from Princeton University, where she received her B.A. from the School of International and Public Policy. She earned her M.B.A. from the Kellogg School of Management at Northwestern University. Ms. Blunt also currently serves on the Board of Directors of Reneo Pharmaceuticals, Inc (since August 2022) and previously served on the Board of Directors of Adamis Pharmaceuticals Corporation (until October 2021). We believe Ms. Blunt is qualified to serve on our Board due to her experience running a national health care consulting firm, the depth of her knowledge around reimbursement and patient access and her prior experience working in the biopharmaceutical industry.
Roger Dansey, M.D., 67, has served as a member of our Board since April 2023. He is the President, Research and Development of Seagen, a global biotechnology company focusing on transformative cancer medicines, where he has served since May 2018. Previously, Dr. Dansey was Senior Vice President at Merck Inc., where he led the company’s late-stage oncology development efforts. Earlier in his career, he led oncology clinical research at Gilead Sciences and had multiple oncology and hematology roles at Amgen. At Seagen, Dr. Dansey has supervised the company’s strategic growth from a single product US-based company to a four-product company with a European commercial and development presence. Dr. Dansey has overseen all aspects of the clinical development of the initial and supplementary regulatory approvals of several commercial drug products. At Seagen, Dr. Dansey also oversees the Translational Sciences group as well as an extensive early development pipeline of programs that are in the clinic. Dr. Dansey served as interim CEO at Seagen from May 2022 until November 2022. Dr. Dansey also currently serves on the Board of Directors of Inovio Pharmaceuticals. We believe Dr. Dansey is qualified to serve on our Board due to his experience in the life sciences industry and his educational background.
Joshua Kazam, 47, has served as a member of our board of directors since our inception in June 2017. Mr. Kazam currently serves on the board of directors of Allogene Therapeutics, a public biopharmaceutical company, and served as its President from November 2017 until June 2018. He was a founder of Kite Pharma, Inc. and served as a member of its board of directors from its inception in June 2009 until October 2017. In June 2009, Mr. Kazam cofounded Two River LLC, a life-science consulting and investment firm. Mr. Kazam has served on the board of Vision Path, Inc. (d/b/a Hubble Contacts) since May 2016, ByHeart, Inc. since November 2016, Breakthrough Properties LLC and Breakthrough Services LLC since April 2019, IconOVir Bio since August 2018 and Flying Eagle Acquisition Corp. since February 2020. Mr. Kazam previously served as a director of Diamond Eagle Acquisition Corp. from January 2019 until April 2020, Capricor Therapeutics, Inc. from May 2005 until May 2019, Platinum Eagle Acquisition Corp. from January 2018 to March 2019 and TS Innovation Acquisition from October 2020 until May 2021, as well as TS Innovation II, Platinum Eagle Acquisition Corp., Diamond Eagle Acquisition Corp. and Flying Eagle Acquisition Corp. TS Innovations are blank check companies formed for the purpose of effecting a business combination with one or more businesses. Mr. Kazam has served as the President of Desert Flower Foundation since June 2016. Mr. Kazam received his B.A. in Entrepreneurial Management from the Wharton School of the University of Pennsylvania and is a member of the Wharton School’s Undergraduate Executive Board and the Penn Medicine Board. We believe Mr. Kazam is qualified to serve on our Board due to his experience serving on the boards of directors of clinical-stage life sciences companies, and because of his investment experience in the life sciences industry.

Elena H. Ridloff, CFA, 44, has served as a member of our board of directors since September 2020. Ms. Ridloff is currently the Chief Financial Officer and Head of Corporate Development of Sionna Therapeutics, Inc., a private biotechnology company. Previously she held multiple roles at Acadia Pharmaceuticals, Inc. (Acadia) from April 2018 to September 2021, including as Executive Vice President and Chief Financial Officer of Acadia Therapeutics, Inc. Previously, Ms. Ridloff held various roles at Alexion Pharmaceuticals, Inc. (Alexion), a public biopharmaceutical company, including Executive Director, Investor Relations from April 2014 to January 2016, and Vice President, Investor Relations from January 2016 to March 2018. Ms. Ridloff also served as a member of Alexion’s Operating Committee. While at Alexion, Ms. Ridloff was responsible for building and leading an investor relations function. Prior to joining Alexion, Ms. Ridloff served as the Chief Executive Officer and Managing Member of BIOVISIO, an independent consulting firm providing strategic, financial and investor relations counsel to the life sciences industry, from January 2012 to April 2014. Ms. Ridloff also served as Managing Director at Maverick Capital, a hedge fund responsible for investments in the biotechnology, pharmaceutical, medical device and life science sectors, from July 2005 to January 2012. Ms. Ridloff received her B.A. in History and Sociology of Science from the University of Pennsylvania, and is a Chartered Financial Analyst. We believe Ms. Ridloff is qualified to serve on our Board due to her financial and accounting expertise and her experience in the finance and life sciences industries.
Katherine Vega Stultz, 50, has served as a member of our Board since April 2023. Since January 2022, she has served as Chief Executive Officer and President of Ocelot Bio., a biotechnology company focusing on the development of therapeutic peptides to bring novel medical innovations that improve outcomes for people with end-stage liver disease (ESLD). From August 2020 to December 2021, Ms. Stultz was the Chief Operating Officer at Graphite Bio, where she successfully advanced the company’s clinical development program and helped take the company public. As the company accelerated its efforts to enter the clinic with its lead investigational gene therapy candidate within its first year of launch, Ms. Stultz played a pivotal role in spearheading operational management. Prior to Graphite, Ms. Stultz was at Celgene Corporation from August 2005 to January 2020, most recently serving as Senior Vice President of Project and Portfolio Leadership and General Management during a period of exponential growth for the company and its products. Ms. Stultz began her career at Eli Lilly & Company and ConvaTec, a Bristol-Myers Squibb company, where she progressed through a series of product development, project management, sales and marketing positions. Ms. Stultz received her B.S. in Mechanical Engineering (Biomedical Applications) from Cornell University and has attended executive leadership development programs at the Darden School of Business, University of Virginia, IESE Business School in Barcelona, Spain, and the International Institute for Management Development (IMD) in Switzerland. Ms. Stultz has worked in commercialization and development covering oncology, hematology, inflammation, neuroscience and most recently hepatology. We believe Ms. Stultz is qualified to serve on our Board due to her life sciences executive leadership experience and her educational background.
David M. Tanen, 52, has served as a member of our board of directors since our inception in June 2017. Mr. Tanen is a co-founder of Two River, LLC, a life-science consulting and investment firm, and has served as a Partner since September 2004. He has served as an Advisor to Vida Ventures, a life science investment firm, since November 2018. Prior to founding Two River, Mr. Tanen served as General Counsel for a life science focused venture capital firm. Mr. Tanen is also a co-founder of Kite Pharma, Inc., where he served as Corporate Secretary and General Counsel from June 2009 until its acquisition by Gilead Sciences in 2017. He is a co-founder of Allogene Therapeutics and served as its Corporate Secretary until January 2024. Mr. Tanen also served as an officer and director of Neogene Therapeutics, Inc. until its acquisition by AstraZeneca in January 2023. He is also an officer and director of 76Bio, Inc., a privately held life science company focused on developing treatments for cancer. Mr. Tanen received his B.A. from The George Washington University and his J.D. from Fordham University School of Law, where he has served on the Dean’s Planning Council since 2009. Mr. Tanen is a member of the Board of Trustees of Fordham University, a position he has held since July 2023. We believe Mr. Tanen is qualified to serve on our Board due to his experience serving as an officer and a member of the boards of directors of clinical-stage life sciences companies, and because of his investment experience in the life sciences industry.
Taiyin Yang, Ph.D., 70, joined our board of directors in March 2021 and is the former Executive Vice President of Pharmaceutical Development and Manufacturing at Gilead Sciences, Inc. until July 2022. She directed operations of chemical and biologics process development, device and formulation development, manufacturing, packaging, analytical operations, laboratory information systems, data science, quality assurance, CMC regulatory affairs, program management, supply chain management and site operations for all the company’s small molecules, biologics and antibody-drug conjugates of investigational compounds and marketed products. Under her leadership, Gilead developed the world’s first HIV single table regimen and advanced more than 25 compounds from early-stage development to market, reaching millions of people around the world. Prior to joining Gilead in 1993, Dr. Yang worked at Syntex Corporation from 1980 where she contributed to the development and Commercialization of more than 10 medicines. Dr. Yang is a member of the Expert Scientific Advisory Committee of Medicines for Malaria Venture, and the scientific advisory board of Sionna Therapeutics. Dr. Yang also serves on the Board of Directors of Kodiak Sciences and Brii Biosciences. Dr. Yang received her bachelor’s degree in chemistry from National Taiwan University and her Ph.D. in organic chemistry from the University of Southern California. Dr. Yang was elected a Fellow of the American Institute for Medical and Biological Engineering (2021) and a member of the National Academy of Engineering (2022). We believe Dr. Yang is qualified to serve on our Board due to her expertise and experience in the life sciences industry and her educational background.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be set forth in the sections headed “Executive Compensation,” “Non-Employee Director Compensation Policy” and “2023 Director Compensation Table” in our Proxy Statement and is incorporated in this Annual Report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be set forth in the section headed “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement and is incorporated in this Annual Report by reference.
Information regarding our equity compensation plans will be set forth in the section headed “Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement and is incorporated in this Annual Report by reference.
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

10.3+
Kronos Bio, Inc. 2020 Equity Incentive Plan, and Forms of Option Grant Notice, Option Agreement, Notice of Exercise, Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement thereunder (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-249424), filed with the SEC on October 9, 2020)

10.4+
Kronos Bio, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-249424), filed with the SEC on October 9, 2020).

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

10.8
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

10.11*‡
Collaboration and License Agreement between the registrant and Genentech, Inc. and F. Hoffmann-La Roche Ltd., dated January 6, 2023 (incorporated by reference to Exhibit 10.16 to the registrant’s Annual Report on Form 10-K (File No. 001-39592), filed with the SEC on March 15, 2023).

10.12+
Consulting Agreement by and between the Company and FLG Partners, LLC, dated September 8, 2023 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q (File No. 001-39592), filed with the SEC on November 13, 2023).

10.13+	Separation Agreement, by and between the registrant and Jorge DiMartino, M.D., Ph.D., dated January 24, 2024.
10.14+	Separation Agreement, by and between the registrant and Barbara Kosacz, dated January 24, 2024.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page hereto.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
97+	Incentive Compensation Recoupment Policy
101.INS	Inline XBRL Instance Document (this document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

‡	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
+	Indicates management contract or compensatory plan.
*	Certain portions of this exhibit are omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRONOS BIO, INC.

Date:	March 21, 2024	By:	/s/ Norbert Bischofberger
Norbert Bischofberger, Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Norbert Bischofberger, Ph.D., and Allison Frisbee, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every fact and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and of the dates indicated.

Signature	Title	Date

/s/ Norbert Bischofberger	President, Chief Executive Officer and Director	March 21, 2024
Norbert Bischofberger, Ph.D.	(Principal Executive Officer)

/s/ Sandra A. Gardiner	Interim Chief Financial Officer	March 21, 2024
Sandra A. Gardiner	(Principal Financial and Accounting Officer)

/s/ Arie Belldegrun	Chair of the Board of Directors	March 21, 2024
Arie Belldegrun, M.D. FACS

/s/ Roshawn Blunt	Director	March 21, 2024
Roshawn Blunt

/s/ Roger Dansey	Director	March 21, 2024
Roger Dansey, M.D.

/s/ Joshua Kazam	Director	March 21, 2024
Joshua Kazam

/s/ Elena Ridloff	Director	March 21, 2024
Elena Ridloff, CFA

/s/ Katherine Vega Stultz	Director	March 21, 2024
Katherine Vega Stultz

/s/ David Tanen	Director	March 21, 2024
David Tanen

/s/ Taiyin Yang	Director	March 21, 2024
Taiyin Yang, Ph.D.