Form 10-Q
period 2024-03-31
Kronos Bio, Inc.
filed 2024-05-09
CIK 1741830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No
As of May 3, 2024 the registrant had 60,094,409 shares of common stock, $0.001 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
KRONOS BIO, INC.
Condensed Balance Sheets
(Unaudited)
(in thousands, except per share amounts)

	March 31, 2024	December 31, 2023(1)
Assets
Current assets:
Cash and cash equivalents	$46,197	$64,326
Short-term investments	105,787	108,671
Prepaid expenses and other current assets	6,375	5,781
Total current assets	158,359	178,778
Long-term investments	—	1,989
Property and equipment, net	8,115	10,252
Operating lease right-of-use assets	13,902	19,657
Restricted cash	2,026	2,026
Other noncurrent assets	577	577
Total assets	$182,979	$213,279
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,226	$883
Accrued expenses	4,987	10,931
Current portion of operating lease liabilities	3,017	2,893
Current portion of deferred revenue	8,670	9,584
Current portion of other liabilities	132	404
Total current liabilities	19,032	24,695
Noncurrent operating lease liabilities	24,457	25,379
Noncurrent deferred revenue	2,522	4,127
Total liabilities	$46,011	$54,201
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 authorized; no shares issued and outstanding.
Common stock, $0.001 par value, 200,000 authorized as of March 31, 2024 and December 31, 2023; 60,089 and 58,946 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	60	59
Additional paid-in capital	675,776	667,861
Accumulated deficit	(538,819)	(508,861)
Accumulated other comprehensive income (loss)	(49)	19
Total stockholders' equity	136,968	159,078
Total liabilities and stockholders’ equity	$182,979	$213,279
(1) The balance sheet as of December 31, 2023 is derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,
	2024	2023
Revenue	$2,520	$1,221
Operating expenses:
Research and development	14,222	19,658
General and administrative	7,506	10,056
Impairment of long-lived assets and restructuring	12,786	—
Total operating expenses	34,514	29,714
Loss from operations	(31,994)	(28,493)
Other income (expense), net:
Interest income and other expense, net	2,036	2,255
Total other income (expense), net	2,036	2,255
Net loss	$(29,958)	$(26,238)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities	(68)	432
Net comprehensive loss	$(30,026)	$(25,806)
Net loss per share, basic and diluted	$(0.50)	$(0.46)
Weighted-average shares of common stock, basic and diluted	59,521	57,147
The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	58,946	$59	$667,861	$19	$(508,861)	$159,078
Issuance of common stock upon vesting of options and restricted stock	1,143	1	209	—	—	210
Stock-based compensation expense	—	—	7,706	—	—	7,706
Net unrealized loss on available-for-sale securities	—	—	—	(68)	—	(68)
Net loss	—	—	—	—	(29,958)	(29,958)
Balance at March 31, 2024	60,089	$60	$675,776	$(49)	$(538,819)	$136,968

Balance at December 31, 2022	56,967	$57	$641,422	$(792)	$(396,188)	$244,499
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	386	—	305	—	—	305
Stock-based compensation expense	—	—	6,607	—	—	6,607
Net unrealized gain on available-for-sale securities	—	—	—	432	—	432
Net loss	—	—	—	—	(26,238)	(26,238)
Balance at March 31, 2023	57,354	$57	$648,334	$(360)	$(422,426)	$225,605

The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Condensed Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(29,958)	$(26,238)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense	3,327	6,607
Depreciation	475	569
Net amortization (accretion) on available-for-sale securities	(1,106)	(1,253)
Change in accrued interest on available-for-sale securities	(7)	212
Non-cash lease expense	797	585
Impairment of long-lived assets and restructuring	11,166	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(450)	274
Other noncurrent assets	—	(2)
Accounts payable	1,347	1,005
Accrued expenses	(6,109)	(6,365)
Right-of-use operating assets and lease liabilities, net	(797)	(115)
Deferred revenue	(2,519)	18,779
Current portion of other liabilities and other noncurrent liabilities	(65)	(5)
Net cash used in operating activities	(23,899)	(5,947)

Cash flows from investing activities:
Purchase of property and equipment	(7)	(126)
Purchase of available-for-sale marketable securities	(48,754)	(102,595)
Maturities of marketable securities	54,531	96,366
Net cash provided by (used in) investing activities	5,770	(6,355)

Cash flows from financing activities:
Net cash provided by (used in) financing activities	—	—

Net decrease in cash and cash equivalents	(18,129)	(12,302)
Cash, cash equivalents and restricted cash at beginning of period	66,352	77,999
Cash, cash equivalents and restricted cash at end of period	$48,223	$65,697

Supplemental disclosures of non-cash activities:
Property and equipment additions included in accounts payable and accrued expenses	$—	$7

Cash and cash equivalents at end of period	$46,197	$61,646
Restricted cash at end of period	2,026	4,051
Cash, cash equivalents and restricted cash at end of period	$48,223	$65,697

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
The Company operates in one business segment which is the development of biopharmaceutical products.
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
Unaudited Interim Financial Information
The accompanying condensed balance sheet as of March 31, 2024, the condensed statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, the condensed statements of stockholders’ equity as of March 31, 2024 and March 31, 2023, the condensed statements of cash flows for the three months ended March 31, 2024 and 2023 (collectively referred to as the “condensed financial statements”), and the financial data and other financial information disclosed in the notes to the condensed financial statements are unaudited. The unaudited interim condensed financial statements have been prepared on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2024 and the results of its operations for the three months ended March 31, 2024 and 2023. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the full year ending December 31, 2024, any other interim periods, or any future year or period. These condensed financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024 (Annual Report).
Need for Additional Capital
The Company has incurred net losses since its inception of $538.8 million as of March 31, 2024. The Company expects that its cash, cash equivalents and investments as of March 31, 2024 will be sufficient to fund its operations for a period of at least one year from the date of issuance of these condensed financial statements. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital.
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three months ended March 31, 2024, as compared to the significant accounting policies described in Item 8 Financial Statements and Supplementary Data, Note 2 of the “Notes to Financial Statements” of the Company’s audited financial statements included in its Annual Report.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the disclosures required for income taxes in the Company’s annual financial statements. ASU 2023-09 is effective for the Company in its annual reporting for fiscal 2025 on a prospective basis. Early adoption and retrospective reporting are permitted. The Company does not plan to adopt this standard early. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.
There have been no other recent accounting pronouncements during the three months ended March 31, 2024 that are of significance to the Company.

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

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
Money market funds, Certificates of deposit and U.S. treasury securities are measured at fair value on a recurring basis using quoted prices and are classified as Level 1. Investments measured at fair value based on inputs other than quoted prices that are derived from observable market data are classified as Level 2.
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Money market funds	$30,590	$—	$—	$30,590
Certificates of deposit	489	—	—	489
Corporate bonds	—	19,583	—	19,583
U.S. treasury securities	92,456	—	—	92,456
Total financial assets	$123,535	$19,583	$—	$143,118

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Money market funds	$36,009	$—	$—	$36,009
Certificates of deposit	733	—	—	733
Corporate bonds	—	3,662	—	3,662
U.S. treasury securities	126,366	—	—	126,366
Total financial assets	$163,108	$3,662	$—	$166,770
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

4.INVESTMENTS
The fair value and amortized cost of available-for-sale securities by major security type as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$30,590	$—	$—	$30,590
Certificates of deposit	490	—	(1)	489
Corporate bonds	19,605	—	(22)	19,583
U.S. treasury securities	92,482	4	(30)	92,456
Total cash equivalents and investments	$143,167	$4	$(53)	$143,118

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$36,009	$—	$—	$36,009
Certificates of deposit	735	—	(2)	733
Corporate bonds	3,662	—	—	3,662
U.S. treasury securities	126,345	74	(53)	126,366
Total cash equivalents and investments	$166,751	$74	$(55)	$166,770

These available-for-sale securities were classified on the Company’s condensed balance sheets as of March 31, 2024 and December 31, 2023 as (in thousands):

	Fair Value
	March 31, 2024	December 31, 2023
Cash equivalents	$37,331	$56,110
Short-term investments	105,787	108,671
Long-term investments	—	1,989
Total cash equivalents and investments	$143,118	$166,770

The fair values of available-for-sale securities, excluding money market funds, by contractual maturity as of March 31, 2024 were as follows (in thousands):

March 31, 2024
Due in 1 year or less	$112,528
Due in 1 to 2 years	—
Total	$112,528

As of March 31, 2024 and December 31, 2023, there have been no realized losses on available-for-sale securities for any of the periods presented in the accompanying condensed financial statements. As of March 31, 2024 and December 31, 2023, securities with a fair value of $0.5 million and zero, respectively, were in a continuous net unrealized loss position of $1,193 and zero, respectively, for more than 12 months. Unrealized losses on available-for-sale securities are not attributed to credit risk for any of the periods presented. The Company believes that it is more likely than not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors. To date, the Company has not recorded any impairment charges on available-for-sale securities.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
5.BALANCE SHEET COMPONENTS
Property and Equipment, net
Property and equipment, net consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Lab equipment	$8,055	$8,055
Leasehold improvements	7,038	8,703
Furniture, fixtures and computer equipment	787	784
Total property and equipment	15,880	17,542
Less: Accumulated depreciation	(7,765)	(7,290)
Total property and equipment, net	$8,115	$10,252
Depreciation expense was $0.5 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively.
During the three months ended March 31, 2024, the Company recognized a non-cash impairment charge of $1.6 million to the leasehold improvements. There was no charge in the three months ended March 31, 2023. Please refer to Note 7 “Impairment of Long-lived Assets” for further details.
Accrued Expenses
Accrued expenses consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Accrued compensation	$1,001	$3,904
External research and development	2,546	5,821
Accrued outside services	1,278	807
Accrued taxes	—	133
Other accrued expenses	162	266
Total accrued expenses	$4,987	$10,931

6.     RESTRUCTURINGS
In early 2024, the Company announced corporate restructuring plans designed to optimize its resource allocation and contain costs. In connection with the restructuring plans, the Company recorded the following costs in restructuring charges 1) one-time employee termination benefits such as severance and related benefit costs and 2) stock-based compensation expense resulting from the acceleration in full of outstanding unvested stock options and stock awards for certain employees at the separation date.
February 2024 Restructuring
On January 24, 2024, the Company and three executive officers: the Chief Medical Officer and Executive Vice President, Clinical Development; the Chief Operating Officer and General Counsel; and the Chief Scientific Officer (the “Officers") mutually agreed to the termination of employment effective February 16, 2024 (the “Separation Date”). The separation agreements signed with the Officers outlined the terms of severance and contemplate the engagement of each as a consultant to the Company through December 31, 2024. Total costs of $5.5 million were recorded for the three months ended March 31, 2024, including non-cash stock-based compensation of $4.4

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
million resulting from the acceleration in full of outstanding unvested stock options and stock awards at the Separation Date for the Officers.
The following table is a summary of accrued restructuring costs included within “Accrued Expenses” on the Company’s balance sheet as of March 31, 2024 (in thousands):

	Severance and Benefits Costs	Stock-based Compensation	Total
Balance at December 31, 2023	$—	$—	$—
Restructuring costs	1,157	4,379	5,536
Cash payments	(1,093)	—	(1,093)
Non-cash charges	—	(4,379)	(4,379)
Balance at March 31, 2024	$64	$—	$64
March 2024 Restructuring
On March 5, 2024, the Company approved an approximate 21% reduction in its workforce as part of a strategic resource allocation and cost containment plan. The workforce reduction was completed on March 7, 2024. Costs of $0.6 million were recorded for the three months ended March 31, 2024 related to this restructuring.
The following table is a summary of accrued restructuring costs included within “Accrued Expenses” on the Company’s balance sheet as of March 31, 2024 (in thousands):

Severance and Benefits Costs
Balance at December 31, 2023	$—
Restructuring costs	627
Cash payments	(527)
Balance at March 31, 2024	$100

7.     IMPAIRMENT OF LONG-LIVED ASSETS
The Company at each reporting period reviews for impairment indicators for its long-lived assets. The sustained decline in the Company’s market capitalization as compared to the Company’s net asset value remained as the indicator of impairment, in addition to the Company’s shift in strategy to consider subleasing its Massachusetts facility. The Company determined all of its long-lived assets represent a single asset group for the purpose of the long-lived asset impairment assessment. The Company concluded that the carrying value of the single asset group was not recoverable as it exceeded the future net undiscounted cash flows that are expected to be generated from the use and eventual disposition of the assets within the asset group. To allocate and recognize the impairment loss, the Company, with the assistance of a third-party valuation firm, determined the fair value of the Company using the adjusted net asset method under the cost approach. The implied allocated impairment loss to any individual asset within the long-lived asset group shall not reduce the carrying amount of that asset below its fair value. To determine the fair value of the individual assets within the asset group, the Company utilized the discounted cash flow method of the income approach.
During the three months ended March 31, 2024, the Company recognized a non-cash impairment charge of $6.6 million, including $5.0 million to its right-of-use assets and $1.6 million to leasehold improvements (refer to Note 5, Balance Sheet Components, the “Property and Equipment, Net” section for further details). No impairment charge was recorded for the three months ended March 31, 2023.
These represent a level 3 nonrecurring fair value measurement. Calculating the fair value of the assets involves significant estimates and assumptions. These estimates and assumptions include, among others, projected future cash flows, risk-adjusted discount rates and market rental rates. Changes in the factors and

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
assumptions used could materially affect the amount of impairment loss recognized in the period the long-lived assets were considered impaired.

8.     COLLABORATION AND LICENSE AGREEMENT
On January 6, 2023, the Company entered into a Collaboration and License Agreement with Genentech, Inc., a member of the Roche Group (Genentech). Pursuant to the agreement, the parties agreed to initially collaborate on two discovery research programs in oncology, each focused on a designated transcription factor, to discover small-molecule GLP-Tox-ready candidates that modulate transcription factor targets selected by Genentech. Each discovery research program primarily consists of (i) a mapping phase with the goal of identifying the transcription regulatory network for such designated transcription factor, and (ii) a screening phase having the goal of identifying and characterizing multiple screening hits suitable for nomination as a preclinical development program.
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

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
The Company determined that the obligations to perform research and development services are satisfied over time, and therefore, the related revenue will be recognized as services are provided. The Company recognized $2.5 million and $1.2 million in revenue during the three months ended March 31, 2024 and 2023, respectively, using the cost-based input model related to the research and development activities associated with the identified performance obligations. The remaining $11.2 million of the upfront payment is included in short and long-term deferred revenue as of March 31, 2024 and will be recognized as the performance obligations are satisfied.

9.     COMMITMENTS AND CONTINGENCIES
Leases
In March 2020, the Company entered into an 11-year lease agreement to move its research and development operations to a 40,514 square-feet facility in Cambridge, Massachusetts (Cambridge facility). The lease commenced on February 28, 2020 with an initial annual base rent of $4.1 million with rent payments escalating 3.0% annually. The Company executed a letter of credit for $2.0 million in connection with the lease. The lease includes $3.7 million in certain tenant improvement allowances, which the Company included in its calculation of the right-of-use asset in the lease at commencement and all costs incurred by the Company were reimbursed by the lessor and were included within the total lease liability. In connection with the lease, the Company recognized an operating lease right-of-use asset of $12.4 million and $17.9 million as of March 31, 2024 and December 31, 2023, respectively. The Company recognized an aggregate lease liability of $25.0 million and $25.6 million as of March 31, 2024 and December 31, 2023, respectively. The remaining lease term is 6 years and 11 months, and the estimated incremental borrowing rate is 8.50%.
In February 2021, the Company entered into a lease agreement for its office space in San Mateo, California totaling 17,340 square-feet. The initial annual base rent for the space was $1.2 million, and such amount increases by 3% annually on each anniversary of the premises commencement date. In connection with the lease, the Company made a one-time cash security deposit in the amount of $59,000. The lease commenced in April 2021 and terminates August 31, 2026. In connection with the lease, the Company recognized an operating lease right-of-use asset of $1.5 million and $1.7 million as of March 31, 2024 and December 31, 2023, respectively. The Company recognized an aggregate lease liability of $2.5 million and $2.7 million as of March 31, 2024 and December 31, 2023, respectively. The remaining lease term is 2 years and 3 months, and the estimated incremental borrowing rate is 11.18%.
The following table summarizes the presentation of the Company’s operating leases in its balance sheets as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Assets:
Operating lease assets	$13,902	$19,657
Liabilities:
Current portion of operating lease liabilities	$3,017	$2,893
Noncurrent operating lease liabilities	24,457	25,379
Total operating lease liabilities	$27,474	$28,272

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
The following table summarizes the effect of operating lease costs in the Company’s statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023
Research and development	$880	$767
General and administrative	549	511
Total operating lease cost	$1,429	$1,278
Under the lease agreements, the Company made cash payments of $1.4 million and $0.9 million during the three months ended March 31, 2024 and 2023, respectively.
The undiscounted future non-cancellable lease payments under the Company's operating leases as of March 31, 2024 for the next five years and thereafter is expected to be as follows (in thousands):

Amount
Remaining nine months of 2024	$3,852
2025	5,921
2026	5,405
2027	4,874
2028	5,020
Thereafter	11,404
Total undiscounted lease payments	36,476
Less: Present value adjustment	(9,002)
Present value of operating lease liabilities	$27,474
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
In consideration for the access to the services throughout the term of the Amended Tempus Agreement, the Company has agreed to pay an annual minimum commitment of $1.5 million in year one, $2.5 million in year two, $3.0 million in year three and $2.5 million in year four. The Company may decline to have the term extended into contract year four. Payments are made in quarterly installments. As of March 31, 2024, the Company has paid cumulatively $5.5 million under the Amended Tempus Agreement, including $0.8 million and $1.4 million paid for the three months ended March 31, 2024 and 2023, respectively. The annual minimum commitment is nonrefundable and is invoiced quarterly in advance due within 30 days. As of March 31, 2024, the Company had a non-cancellable purchase commitment of $1.5 million in the remaining nine months of 2024.
Tempus provides detailed reporting monthly which serves as the unit of account for calculating expense for actual services utilized for the analytical services, data licensing, and organoid services. As of March 31, 2024 and December 31, 2023 the prepaid expenses relating to Tempus were $0.4 million and $0.7 million, respectively. The prepaid expenses are assessed on a periodic basis to determine whether it is probable that services will be provided under the agreement. If the Company does not expect that services will be rendered, the prepaid expense is immediately recognized.
The Company is required to make milestone payments upon successful achievement of certain regulatory milestones for KB-0742, lanraplenib, and other discovery pipeline compounds up to a combined maximum of

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
$22.4 million. For each milestone payment that becomes due, the Company has the right to pay up to 50% of such milestone payment amount in shares of its common stock as long as certain regulatory requirements are met. As of March 31, 2024 and December 31, 2023, the Company determined that achievement of the milestones is not probable and therefore no corresponding liability has been recorded.
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
Contingencies
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown, because it involves claims that may be made against the Company in the future, but have not yet been made. The Company accrues liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
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

10.    INCOME TAXES
The Company did not record any income tax expense for the three months ended March 31, 2024 and 2023. The Company has incurred net operating losses for all the periods presented and has not reflected any benefit of such net operating loss carryforwards in the accompanying condensed financial statements. The Company has recorded a full valuation allowance against all of its deferred tax assets as it is not more likely than not that such assets will be realized in the near future.
It is the Company’s policy to record penalties and interest related to income taxes as a component of income tax expense. The Company has not recorded any interest or penalties related to income taxes during the three months ended March 31, 2024 and 2023. The Company has not identified any new uncertain tax positions as of March 31, 2024. Unrecognized tax benefits are not expected to change during the next 12 months. The reversal of the unrecognized tax benefits would not affect the effective tax rate. The Company is subject to examination by U.S. federal and state tax authorities for all years since its inception.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)

11.     STOCK-BASED COMPENSATION
2020 Equity Incentive Plan
In October 2020, the Company adopted its 2020 Equity Incentive Plan (the 2020 Plan) which replaced the 2017 Equity Incentive Plan (Prior Plan) upon completion of the IPO. The 2020 Plan provides for the grant of incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock awards (“RSA”), restricted stock units (“RSU”), performance awards and other forms of awards to employees, directors, and consultants of the Company. The number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase each year for a period of ten years, beginning in 2021 and continuing through 2030, in an amount equal to (1) 5.0% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or (2) a lesser number of shares determined by the Board of Directors no later than December 31 of the immediately preceding year. As of March 31, 2024, the maximum number of shares of common stock that may be issued was 23,364,521 shares.
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
As of March 31, 2024, there were 6,528,388 shares reserved by the Company under the 2020 Plan for the future issuance of equity awards.
Stock Options
Stock option activity under the 2020 Plan as of March 31, 2024 is summarized as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance, December 31, 2023	8,253	$8.92	6.74	$19
Granted	1,928	1.08
Forfeited	(1,153)	9.53
Exercised	(56)	3.74
Balance, March 31, 2024	8,972	$7.19	7.86	$426
The aggregate intrinsic values of options outstanding was calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on March 31, 2024. There was no future tax benefit related to options exercised, as the Company had accumulated net operating losses as of March 31, 2024 and December 31, 2023.
The weighted-average grant-date fair value per share of stock options granted, using the Black–Scholes option pricing model, was $0.77 during the three months ended March 31, 2024.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
As of March 31, 2024, there was $9.3 million of unrecognized stock-based compensation related to stock options, respectively, which is expected to be recognized over a weighted-average period of 2.07 years.
Restricted Stock
Restricted stock awards and restricted stock units as of March 31, 2024 are summarized as follows:

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Life
	(in thousands)		(in years)
Unvested, December 31, 2023	1,657	$3.76	1.92
Granted	1,089	1.08
Vested and converted to shares	(1,087)	4.03
Forfeited	(208)	2.05
Unvested, March 31, 2024	1,451	$1.79	2.38
As of March 31, 2024, there was $2.3 million of unrecognized stock-based compensation related to RSUs, which is expected to be recognized over a weighted average remaining vesting life.
As of March 31, 2024, all RSA were fully vested.
2020 Employee Stock Purchase Plan
In October 2020, the Company adopted its 2020 Employee Stock Purchase Plan (ESPP), which initially reserved 688,000 shares of the Company’s common stock for employee purchase under terms and provisions established by the Board of Directors. The number of shares of our common stock reserved for issuance under the ESPP automatically increased in 2021 and continues to increase through 2030, by the lesser of (i) 1.0% of the total number of shares of common stock outstanding on December 31 of the immediately preceding year, and (ii) 1,376,000 shares, except before the date of any increase, the Board of Directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). The Company did not issue any shares of common stock during both the three months ended March 31, 2024 and 2023. The Company has 2,190,659 shares reserved for future issuance as of March 31, 2024.
Stock-Based Compensation Summary
Total stock-based compensation expense related to stock options, restricted stock units, restricted stock awards and the employee stock purchase plan for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three months ended March 31,
	2024	2023
Research and development expense	$1,163	$3,112
General and administrative expense	2,164	3,495
Restructuring costs	4,379	$—
Total stock-based compensation expense	$7,706	$6,607

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
12.     NET LOSS PER SHARE
The following table summarizes the computation of basic and diluted net loss per share of the Company for the three months ended March 31, 2024 and 2023 (in thousands, except per share amounts):

	Three months ended March 31,
	2024	2023
Net loss	$(29,958)	$(26,238)
Weighted-average common stock outstanding, basic and diluted	59,521	57,147
Net loss per share, basic and diluted	$(0.50)	$(0.46)
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
The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each stated period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	March 31, 2024	March 31, 2023
Stock options to purchase common stock	8,972	9,031
Early exercised stock options subject to future vesting	—	222
Restricted stock awards subject to future vesting	—	46
Restricted stock units subject to future vesting	1,451	2,844
Expected shares to be purchased under Employee Stock Purchase Plan	858	1,076
Total	11,282	13,219
In addition to the potentially dilutive securities noted above, the Company also has the option under its agreement with Tempus to issue common shares upon the achievement of specified milestones. Please refer to Note 9, “Commitment and Contingencies” for further details. Because the necessary conditions for issuance of the shares had not been met as of March 31, 2024, the Company excluded these shares from the table above.

13.     RELATED PARTIES
On December 1, 2017, the Company entered into a services agreement with Two River Consulting, LLC (Two River) to provide various clinical development, operational, managerial, accounting and financial, and administrative services to the Company. Arie Belldegrun, M.D., FACS, the Chairman of the Board of Directors, is the Chairman of Two River. Mr. Joshua Kazam and Mr. David Tanen, each a director of the Company, are each partners of Two River. During the three months ended March 31, 2024 and 2023, the Company incurred expenses of $126,250 and $24,000, respectively, for these services.
In 2019, the Company entered into a consulting agreement with Bellco Capital, LLC (Bellco) to provide various executive services to the Company. Arie Belldegrun, M.D., FACS, the Chairman of the Board of Directors, is the Chairman of Bellco. The Company incurred expense of $6,300 for each of the three months ended March 31, 2024 and 2023 for these services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the condensed financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited financial statements and related notes as of and for the fiscal year ended December 31, 2023 included in our Annual Report on Form 10-K, as filed with the SEC on March 21, 2024.
Forward Looking Statements
This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this report, including statements regarding our strategy, future financial condition, future operations, research and development, planned clinical trials and preclinical studies, expected progress and milestones related to our clinical and preclinical programs, the timing and likelihood of regulatory filings and approvals for our product candidates, our ability to commercialize our product candidates, the potential benefits of collaborations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology.
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

In the three months ended March 31, 2024 we announced additional corporate restructuring plans designed to optimize our resource allocation and contain costs. These restructuring efforts included the February 2024 restructuring in which we eliminated three executive officer roles including the Chief Medical Officer, the Chief Scientific Officer, and the Chief Operating Officer and General Counsel, and the March 2024 restructuring in which we reduced our workforce by approximately 21%. For the February 2024 restructuring, total costs of $5.5 million were recorded for the three months ended March 31, 2024, including stock-based compensation of $4.4 million resulting from acceleration in full of outstanding unvested stock option and stock awards at the separation date for the three officers. For the March 2024 restructuring, costs of $0.6 million were recorded for the three months ended March 31, 2024. Please refer to Note 6 “Restructurings” to our condensed financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details.
Since our formation, we have incurred significant operating losses, primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. Our net loss was $30.0 million and $26.2 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $538.8 million. As of March 31, 2024, we had $152.0 million of cash, cash equivalents and investments. We expect to continue to incur net losses for the foreseeable future, and we expect to continue to make significant investments in our research and development and general and administrative functions.
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
Amended Tempus Research and Development Agreement
In October 2021, as subsequently amended in April 2023, we entered into an agreement for research and development services (the Amended Tempus Agreement) with Tempus AI, Inc. (formerly known as Tempus Labs, Inc., and referred to herein as Tempus), pursuant to which Tempus agreed to provide us with research and development services for a period of four years. The three primary services are analytical services, data licensing, and organoid services. We intend to utilize the services contemplated under the Amended Tempus Agreement to advance the development of KB-0742 and KB-9558.
In consideration for the access to the services throughout the term of the Amended Tempus Agreement, we have agreed to pay an annual minimum commitment of $1.5 million in year one, $2.5 million in year two, $3.0 million in year three and $2.5 million in year four. Payments are made in quarterly installments. As of March 31,

2024, we have paid cumulatively $5.5 million under the Amended Tempus Agreement, including $0.8 million and $1.4 million paid for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had a non-cancellable purchase commitment of $1.5 million in the remaining nine months of 2024.
We are required to make milestone payments upon successful achievement of certain regulatory milestones for KB-0742, lanraplenib, and other discovery pipeline compounds up to a combined maximum of $22.4 million. For each milestone payment that becomes due, we have the right to pay up to 50% of such milestone payment amount in shares of our common stock as long as certain regulatory requirements are met. As of March 31, 2024 and December 31, 2023, we determined that achievement of the milestones were not probable, therefore, no corresponding liability was recorded in either period.
Components of Our Results of Operations
Revenues
As of March 31, 2024, our revenue has been exclusively generated from our collaboration and license agreement with Genentech. We received a $20.0 million upfront payment from Genentech in February 2023 and are eligible for additional milestone payments upon achievement of certain preclinical, clinical and regulatory (including first-sale) milestones. We recognize revenue from upfront payments over the term of our estimated period of performance under the agreement using a cost-based input method for the entire performance obligation.
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
General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs, which include salaries, benefits and other employee related costs, such as stock-based compensation, for personnel in our executive, finance, corporate and business development, and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; recruiting costs; travel expenses and facilities-related costs.
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
Impairment of long-lived assets and restructuring
We at each reporting period review for impairment indicators for our long-lived assets. The sustained decline in the Company’s market capitalization as compared to the Company’s net asset value remained as the indicator of impairment, in addition to the Company’s shift in strategy to consider subleasing its Massachusetts facility. We determined all of our long-lived assets represent a single asset group for the purpose of the long-lived asset impairment assessment. We concluded that the carrying value of the single asset group was not recoverable as it exceeded the future net undiscounted cash flows that are expected to be generated from the use and eventual disposition of the assets within the asset group.
In early 2024, we announced corporate restructuring plans designed to optimize our resource allocation and contain costs. In connection with the restructuring plans, we recorded the following costs in restructuring charges 1) one-time employee termination benefits such as severance and related benefit costs and 2) stock-based compensation expense resulting from the acceleration in full of outstanding unvested stock options and stock awards for certain employees at the separation date.
Interest Income and Other Expense, Net
Interest income and other expense, net primarily consists of interest earned on our cash, cash equivalents and investments.

Results of Operations
Comparison of Three Months Ended March 31, 2024 and 2023
The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Revenue	$2,520	$1,221	$1,299
Operating expenses:
Research and development	14,222	19,658	(5,436)
General and administrative	7,506	10,056	(2,550)
Impairment of long-lived assets and restructuring	12,786	—	12,786
Total operating expenses	34,514	29,714	4,800
Loss from operations	(31,994)	(28,493)	(3,501)
Other income (expense), net:
Interest income and other expense, net	2,036	2,255	(219)
Total other income (expense), net	2,036	2,255	(219)
Net loss	$(29,958)	$(26,238)	$(3,720)

Revenue
Revenue was $2.5 million for the three months ended March 31, 2024 compared with $1.2 million for the three months ended March 31, 2023. The Collaboration and License Agreement with Genentech was entered into in January 2023. We recognize revenue from upfront payments over the term of our estimated period of performance under the agreement using a cost-based input method for the entire performance obligation. The increase of $1.3 million was primarily due to the increased full time equivalent work performed during the period compared to a year ago.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Direct Costs	$7,276	$9,460	$(2,184)
Indirect Costs:
Personnel	4,636	8,158	(3,522)
Facilities, depreciation and other expenses	2,310	2,040	270
Total research and development expenses	$14,222	$19,658	$(5,436)
Research and development expenses were $14.2 million for the three months ended March 31, 2024 compared with $19.7 million for the three months ended March 31, 2023. The decrease of $5.4 million was primarily due to a decrease of $3.5 million in personnel costs and a decrease of $2.2 million in direct costs which consists of consulting and other outside research expenses. The decrease in personnel costs was primarily attributable to a $1.9 million decrease in stock-based compensation expense and a decrease of $1.6 million in personnel costs as a result of reduced headcount in our research and development organization from a year ago. The decrease in consulting and other outside research expenses was primarily related to the discontinuations of our Phase 3 entospletinib trial in 2022 and our Phase 1b/2 lanraplenib trial in 2023. These decreases were partially offset by a $0.3 million increase in facilities, depreciation and other expenses.

General and Administrative Expenses
General and administrative expenses were $7.5 million for the three months ended March 31, 2024 compared with $10.1 million for the three months ended March 31, 2023. The decrease of $2.6 million was primarily due to a $1.3 million decrease in stock-based compensation, a $0.3 million decrease in personnel expenses as a result of reduced headcount in our general and administrative organization after the restructuring, and a $0.7 million decrease in professional fees primarily attributable to a reduction in insurance premiums and other professional services
Impairment of long-lived assets and restructuring
During the three months ended March 31, 2024, we recognized a non-cash impairment charge of $6.6 million, including $5.0 million to our operating lease right-of-use assets and $1.6 million to our leasehold improvements. No impairment charge was recorded for the three months ended March 31, 2023.
During the three months ended March 31, 2024, two restructurings occurred, with total costs of $6.2 million, including non-cash stock-based compensation of $4.4 million. For the February 2024 restructuring, costs of $5.5 million were recorded, including non-cash stock-based compensation of $4.4 million. For the March 2024 restructuring, costs of $0.6 million were recorded. No restructuring costs were recorded for the three months ended March 31, 2023.

Liquidity and Capital Resources
Sources of Liquidity
To date, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever.
As of March 31, 2024, we had cash, cash equivalents and investments of $152.0 million. We expect that our cash, cash equivalents and investments as of March 31, 2024 will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2026.
Material Cash Requirements
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our therapeutic discovery and preclinical development efforts and clinical development of KB-0742 and KB-9558, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
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

Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash used in operating activities	$(23,899)	$(5,947)
Cash provided by (used in) investing activities	5,770	(6,355)
Cash provided by financing activities	—	—
Net decrease in cash and cash equivalents	$(18,129)	$(12,302)
Operating Activities
During the three months ended March 31, 2024, cash used in operating activities was $23.9 million and consisted of our net loss of $30.0 million, adjusted for non-cash charges of $14.7 million and changes in operating assets and operating liabilities, net, of $8.6 million. The non-cash charges primarily consisted of impairment of long-lived assets and restructuring of $11.2 million, stock-based compensation of $3.3 million, non-cash lease expense of $0.8 million and depreciation of $0.5 million, partially offset by a decrease related to net amortization and accretion of investment securities of $1.1 million.
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
Investing Activities
During the three months ended March 31, 2024, cash provided by investing activities was $5.8 million, consisting of $5.8 million of purchases and maturities of marketable securities, net.
During the three months ended March 31, 2023, cash used in investing activities was $6.4 million, consisting of $6.3 million of purchases and maturities of marketable securities, net, and $0.1 million of purchases of property and equipment.
Financing Activities
For both the three months ended March 31, 2024 and 2023, no cash was provided by or used in financing activities.
Contractual Obligations and Commitments
In March 2020, we entered into a lease agreement for our research and development operations facility in Cambridge, Massachusetts. The initial annual base rent was $4.1 million with rent payments escalating 3.0% annually after the initial 12 payments. We executed a letter of credit for $2.0 million in connection with the lease. The remaining lease term is 6 years and 11 months.
In February 2021, the Company entered into a lease agreement for its office space in San Mateo, California totaling 17,340 square-feet. The initial annual base rent for the space was $1.2 million, and such amount increases by 3% annually on each anniversary of the premises commencement date. In connection with the lease, we made a one-time cash security deposit in the amount of $59,000. The lease commenced in April 2021 and terminates August 31, 2026.
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

See the subsection titled “Strategic Agreements—Amended Tempus Research and Development Agreement” above.
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
We consider the assumptions and estimates associated with revenues, accrued research and development expenses, stock-based compensation and impairment of long-lived assets to have the most significant impact on our condensed financial statements and therefore we consider these to be our critical accounting policies and estimates.
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
Stock-Based Compensation
We measure stock-based awards granted to employees and non-employees based on the fair value on the date of the grant and recognize stock-based compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We apply the straight-line method of expense recognition to all awards with only service-based vesting conditions. We account for forfeitures as they occur.
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
Impairment of Long-lived Assets
We evaluate the carrying value of long-lived assets, which include property and equipment and right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and allocated to the asset group impacted.
Recently Issued and Adopted Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is provided in Note 2 to our condensed financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in litigation or other legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2024, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material effect on our business.

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
•We have incurred significant net losses since inception, and we expect to incur significant losses over the next several years and would not be able to achieve or sustain revenues or profitability in the future.
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
•Our approach to the discovery and development of product candidates is unproven, and we would not be successful in our efforts to use and further develop our product engine to expand our pipeline of product candidates with commercial value.
•We may attempt to use accelerated approval pathways, and if we are unable to obtain such approval, we would be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our trials required as a condition to such accelerated approval do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may withdraw approval.
•Our success depends in part on our ability to protect our intellectual property and our proprietary technologies.
•We rely on third parties, including independent clinical investigators, developers of companion diagnostics, and contract research organizations (CROs) to conduct certain aspects of our preclinical studies and ongoing and planned clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we would not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
•Our success is highly dependent on our ability to attract and retain highly skilled executive officers and employees.

RISK FACTORS
We have identified the following material factors that make an investment in our common stock speculative or risky. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making investment decisions regarding our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. The risks described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. We have marked with an asterisk (*) those risk factors that were not included as separate risk factors in, or reflect changes from the similarly titled risk factors included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (SEC) on March 21, 2024.
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
We have incurred significant net losses in each period since we commenced operations in June 2017. For the three months ended March 31, 2024 and 2023, we reported net losses of $30.0 million and $26.2 million, respectively. As of March 31, 2024, we had an accumulated deficit of $538.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:
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
We will need substantial additional funding. If we are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate our product development programs or commercialization efforts.*
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we progress our ongoing clinical trial and commence our planned clinical trials and any other future clinical trials, and continue our discovery and preclinical development activities to identify new product candidates, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations, and we may need to raise additional funding sooner than expected if we choose to expand more rapidly than we presently anticipate. We cannot be certain that additional funding will be available on acceptable terms, or at all. Further, geopolitical events such as the war between Russia and Ukraine (and responses by the United States and certain other countries, including significant sanctions and trade actions against Russia), the conflict in the Middle East and risk of further expansion, inflation, high interest rates, bank failures, or a health epidemic or pandemic, could adversely affect the economy and financial markets in general and our ability to raise additional capital. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our discovery, preclinical and clinical development programs or any future commercialization efforts.
We had $152.0 million of cash, cash equivalents and investments as of March 31, 2024. We believe that, based upon our current operating plan, our existing capital resources will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2026. However, we have based this estimate on our current development plans and assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control, including as a result of global supply chain issues, inflation, high interest rates, bank failures, or a health epidemic or pandemic. In any event, our future capital requirements will depend on many factors, including:
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
We cannot be certain that the clinical trials of our product candidates, including our ongoing Phase 1/2 clinical trial of KB-0742, our first internally generated product candidate, and any future clinical trial of KB-9558, our preclinical product candidate, will be completed when we currently expect, or at all.

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
The discovery and development of novel cancer therapeutics by targeting deregulated transcription using a biomarker-driven precision medicine strategy is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although we believe, based on our preclinical work, the TRNs targeted by our programs drive oncogenic activity, future clinical results may not confirm this hypothesis or may only confirm it for certain mutations or certain tumor types. The patient populations for our product candidates are limited to those with cancers that exhibit specific target mutations that we believe serve as a genomic biomarker of transcription factor deregulation, and may not be completely defined but are substantially smaller than the general treated cancer population. We will need to screen and identify those patients who have the targeted mutations. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific genetic alterations respond to our product candidates and developing or otherwise obtaining access to satisfactory companion diagnostics to identify such genetic alterations. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations for each mutation will be large enough to allow us to successfully obtain approval for each mutation type and commercialize our products and achieve profitability. In any event, we do not know if our approach of treating patients with genetically defined cancers will be successful, and if our approach is unsuccessful, our business will suffer and you may lose all or part of your investment.
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
•interruptions to operations of clinical sites, manufacturers, suppliers, or other vendors from geopolitical events, such as the war between Russia and Ukraine, or from the conflict in the Middle East and risk of further expansion.
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
A key element of our strategy is to use our product engine to further develop our pipeline of product candidates and progress these product candidates through clinical development and ultimately achieve approval for the treatment of various cancers by focusing on deregulated transcription factors and the TRNs through which they drive oncogenic activity. The discovery and development activities that we are conducting may not be successful in developing product candidates that are useful in treating cancer or other diseases.
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
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect until 2032 unless additional congressional action is taken. Additionally, the American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.
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
In order to achieve our research, development and commercialization goals, we will need to grow the size of our organization and expand our capabilities, and we may experience difficulties in managing this growth.*
As of March 31, 2024, we had 61 full-time employees. Beginning in the fourth quarter of 2023, we implemented corporate restructuring plans designed to optimize our resource allocation and contain costs. In connection with the restructuring plans, in November 2023, we reduced our workforce by approximately 19%, and in March 2024, we implemented a further 21% reduction in force. We may need to hire additional personnel in the future in order to achieve our goals, particularly in the areas of clinical development, research science, clinical operations, manufacturing and regulatory affairs. In addition, we have relied and continue to rely on a third-party accounting consulting firm to augment our internal accounting and finance function. We will need to implement and improve our managerial, operational and financial systems, expand our facilities and recruit and train additional qualified personnel.
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
Applicable data privacy and security obligations and public company disclosure obligations may require us to notify relevant stakeholders of certain security incidents, including affected individuals, regulators and investors or to implement other requirements, such as providing credit monitoring. Such disclosures and compliance with such requirements are costly, and the disclosures or the failure to comply with such requirements, could lead to adverse impacts. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may impact our ability to conduct clinical trials or bring any approved products to market, and negatively impact our ability to grow and operate our business. There can be no assurance that limitations of liability in our contracts are sufficient to protect us from claims related to our data security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. Whether a cybersecurity incident is reportable to our investors may not be straightforward, may take considerable time to determine, and may be subject to change as the investigation of the incident progresses, including changes that may significantly alter any initial disclosure that we provide. Moreover, experiencing a material cybersecurity incident and any mandatory disclosures could lead to negative publicity, loss of investor or partner confidence in the effectiveness of our cybersecurity measures, diversion of management’s attention, governmental investigations, lawsuits, and the expenditure of significant capital and other resources.
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

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.*
Our operations, and those of our CROs, contract manufacturers and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, epidemics and pandemics, bank failures, wars and other geopolitical conflicts (such as the Russia-Ukraine war and the conflict in the Middle East) and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.
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
Other international and geo-political events could also have a serious adverse impact on our business. For instance, in February 2022, Russia started a war against Ukraine. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions. Additionally, in October 2023, Hamas initiated an attack against Israel, provoking a state of war which has escalated into a larger conflict. While we cannot predict the broader consequences, the conflict and retaliatory and counter-retaliatory actions could materially adversely affect global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.
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
We have recorded, and may be required to record in the future, significant charges if our long-lived assets become impaired.*
We test long-lived assets for impairment if changes in circumstances or the occurrence of events suggest impairment exists. Any significant change in market conditions, including a sustained decline in our stock price, the continued gap between our market capitalization and net asset value and the shift in strategy to consider subleasing our Massachusetts facility, that indicate a reduction in carrying value may give rise to impairment in the period that indicators are present. For example, as a result of the sustained decline in our stock price and related market capitalization and a general decline in equity values in the biotechnology industry, we performed an impairment assessment of long-lived assets in connection with the preparation of the condensed financial statements included in our Quarterly Report on Form 10-Q for the quarter ending June 30, 2023. Based on that assessment, we recognized a non-cash long-lived asset impairment charge of $2.9 million during the three months ended June 30, 2023. For the quarter ended March 31, 2024, the sustained decline in the Company’s market capitalization as compared to the Company’s net asset value remained as the indicator of impairment, in addition to the Company’s shift in strategy to consider subleasing its Massachusetts facility. We concluded that the carrying value of the single asset group was not recoverable. Based on this analysis, during the three months ended March 31, 2024, we recognized a non-cash impairment charge of $6.6 million.
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
Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and investments. As of March 31, 2024, we have used $114.5 million of the net proceeds from our IPO for general corporate purposes, including product development and working capital purposes.
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

10.1+
Separation Agreement, by and between the Company and Jorge DiMartino, M.D., Ph.D., dated January 24, 2024 (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 21, 2024).

10.2+
Separation Agreement, by and between the Company and Barbara Kosacz, J.D., dated January 24, 2024 (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 21, 2024).

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

KRONOS BIO, INC.

Date:	May 9, 2024	By:	/s/ Norbert Bischofberger
Norbert Bischofberger, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2024	By:	/s/ Sandra A. Gardiner
Sandra A. Gardiner
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)