Form 10-Q
period 2024-06-30
Kronos Bio, Inc.
filed 2024-08-08
CIK 1741830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No
As of August 2, 2024 the registrant had 60,294,610 shares of common stock, $0.001 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
KRONOS BIO, INC.
Condensed Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023(1)
Assets
Current assets:
Cash and cash equivalents	$70,207	$64,326
Short-term investments	66,439	108,671
Prepaid expenses and other current assets	4,539	5,781
Total current assets	141,185	178,778
Long-term investments	—	1,989
Property and equipment, net	7,655	10,252
Operating lease right-of-use assets	12,830	19,657
Restricted cash	2,026	2,026
Other noncurrent assets	577	577
Total assets	$164,273	$213,279
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$990	$883
Accrued expenses and other liabilities	4,503	11,335
Current portion of operating lease liabilities	3,618	2,893
Current portion of deferred revenue	7,528	9,584
Total current liabilities	16,639	24,695
Noncurrent operating lease liabilities	23,514	25,379
Noncurrent deferred revenue	974	4,127
Total liabilities	$41,127	$54,201
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 authorized; no shares issued and outstanding.
Common stock, $0.001 par value, 200,000 shares authorized as of June 30, 2024 and December 31, 2023; 60,272 and 58,946 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	60	59
Additional paid-in capital	678,141	667,861
Accumulated deficit	(555,019)	(508,861)
Accumulated other comprehensive income (loss)	(36)	19
Total stockholders' equity	123,146	159,078
Total liabilities and stockholders’ equity	$164,273	$213,279
(1) The balance sheet as of December 31, 2023 is derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue	$2,688	$1,864	$5,208	$3,084
Operating expenses:
Research and development	13,765	20,809	27,987	40,467
General and administrative	6,368	10,307	13,874	20,363
Impairment of long-lived assets and restructuring	578	2,916	13,364	2,916
Total operating expenses	20,711	34,032	55,225	63,746
Loss from operations	(18,023)	(32,168)	(50,017)	(60,662)
Other income (expense), net:
Interest income and other expense	1,823	2,427	3,860	4,683
Total other income (expense), net	1,823	2,427	3,860	4,683
Net loss	$(16,200)	$(29,741)	(46,157)	(55,979)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities	13	(109)	(55)	323
Comprehensive loss	$(16,187)	$(29,850)	$(46,212)	$(55,656)
Net loss per share, basic and diluted	$(0.27)	$(0.52)	$(0.77)	$(0.98)
Weighted-average shares of common stock, basic and diluted	60,099,651	57,397,931	59,810,229	57,273,284
The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	58,946	$59	$667,861	$19	$(508,861)	$159,078
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	1,143	1	209	—	—	210
Stock-based compensation expense	—	—	7,706	—	—	7,706
Net unrealized loss on available-for-sale securities	—	—	—	(68)	—	(68)
Net loss	—	—	—	—	(29,958)	(29,958)
Balance at March 31, 2024	60,089	$60	$675,776	$(49)	$(538,819)	$136,968
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	24	—	—	—	—	—
Stock-based compensation expense	—	—	2,203	—	—	2,203
Employee stock purchase plan	159	—	162			162
Net unrealized gain (loss) on available-for-sale securities	—	—	—	13	—	13
Net loss	—	—	—	—	(16,200)	(16,200)
Balance at June 30, 2024	60,272	60	678,141	(36)	(555,019)	123,146

Balance at December 31, 2022	56,967	$57	$641,422	$(792)	$(396,188)	$244,499
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	386	—	305	—	—	305
Stock-based compensation expense	—	—	6,607	—	—	6,607
Net unrealized gain on available-for-sale securities	—	—	—	432	—	432
Net loss	—	—	—	—	(26,238)	(26,238)

KRONOS BIO, INC.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2023	57,354	$57	$648,334	$(360)	$(422,426)	$225,605
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	521	1	332	—	—	333
Stock-based compensation expense	—	—	6,906	—	—	6,906
Employee stock purchase plan	247	—	348	—	—	348
Net unrealized gain (loss) on available-for-sale securities	—	—	—	(109)	—	(109)
Net loss	—	—	—	—	(29,741)	(29,741)
Balance at June 30, 2023	58,122	$58	$655,920	$(469)	$(452,167)	$203,342

The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Condensed Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(46,157)	$(55,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense, excluding restructuring	5,529	13,513
Depreciation	895	1,148
Net amortization (accretion) on available-for-sale securities	(1,921)	(2,735)
Change in accrued interest on available-for-sale securities	178	408
Non-cash lease expense	1,415	1,185
Impairment of long-lived assets and restructuring	11,719	2,916
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,201	1,304
Accounts payable	111	(2,550)
Accrued expenses	(6,852)	(6,171)
Right-of-use operating assets and lease liabilities, net	(1,139)	(927)
Deferred revenue	(5,208)	16,916
Net cash used in operating activities	(40,229)	(30,972)

Cash flows from investing activities:
Purchase of property and equipment	(7)	(434)
Purchase of available-for-sale marketable securities	(55,154)	(140,320)
Maturities of marketable securities	101,107	139,773
Net cash provided by (used in) investing activities	45,946	(981)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	2	28
Proceeds from issuance of common stock under the employee stock purchase plan	162	348
Net cash provided by financing activities	164	376

Net increase (decrease) in cash and cash equivalents	5,881	(31,577)
Cash, cash equivalents and restricted cash at beginning of period	66,352	77,999
Cash, cash equivalents and restricted cash at end of period	$72,233	$46,422

Supplemental disclosures of non-cash activities:
Property and equipment additions included in accounts payable and accrued expenses	$—	$199

Cash and cash equivalents at end of period	$70,207	$44,396
Restricted cash at end of period	2,026	2,026
Cash, cash equivalents and restricted cash at end of period	$72,233	$46,422

The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)

1.NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Kronos Bio, Inc. (Kronos or the Company), a Delaware corporation, was incorporated on June 2, 2017. The Company is a clinical stage company dedicated to developing small molecule therapeutics that address deregulated transcription, a hallmark of cancer and other diseases.
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
Reclassifications
The Company reclassified prior year amounts of $1.9 million from research and development and $1.0 million from general and administration to impairment of long-lived assets and restructuring for the three and six months ended June 30, 2023 to conform to the current year presentation in the condensed statements of operations and comprehensive loss.
Unaudited Interim Financial Information
The accompanying condensed balance sheet as of June 30, 2024, the condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023, the condensed statements of stockholders’ equity as of June 30, 2024 and June 30, 2023, the condensed statements of cash flows for the six months ended June 30, 2024 and 2023 (collectively referred to as the “condensed financial statements”), and the financial data and other financial information disclosed in the notes to the condensed financial statements are unaudited. The unaudited condensed financial statements have been prepared on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2024 and the results of its operations for the three and six months ended June 30, 2024 and 2023. The results for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the full year ending December 31, 2024, any other interim periods, or any future year or period. These condensed financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024 (Annual Report).
Need for Additional Capital
The Company has incurred net losses since its inception of $555.0 million as of June 30, 2024. The Company expects that its cash, cash equivalents and investments as of June 30, 2024 will be sufficient to fund its operations for a period of at least one year from the date of issuance of these condensed financial statements. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital.
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

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three and six months ended June 30, 2024, as compared to the significant accounting policies described in Item 8 Financial Statements and Supplementary Data, Note 2 of the “Notes to Financial Statements” of the Company’s audited financial statements included in its Annual Report.
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
There have been no other recent accounting pronouncements during the three and six months ended June 30, 2024 that are of significance to the Company.

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

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
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
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Money market funds	$57,603	$—	$—	$57,603
Certificates of deposit	245	—	—	245
Corporate bonds	—	14,239	—	14,239
U.S. treasury securities	54,603	—	—	54,603
Total financial assets	$112,451	$14,239	$—	$126,690

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Money market funds	$36,009	$—	$—	$36,009
Certificates of deposit	733	—	—	733
Corporate bonds	—	3,662	—	3,662
U.S. treasury securities	126,366	—	—	126,366
Total financial assets	$163,108	$3,662	$—	$166,770
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

4.INVESTMENTS
The fair value and amortized cost of available-for-sale securities by major security type as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$57,603	$—	$—	$57,603
Certificates of deposit	245	—	—	245
Corporate bonds	14,260	—	(21)	14,239
U.S. treasury securities	54,618	—	(15)	54,603
Total cash equivalents and investments	$126,726	$—	$(36)	$126,690

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$36,009	$—	$—	$36,009
Certificates of deposit	735	—	(2)	733
Corporate bonds	3,662	—	—	3,662
U.S. treasury securities	126,345	74	(53)	126,366
Total cash equivalents and investments	$166,751	$74	$(55)	$166,770

These available-for-sale securities, including money market funds, were classified on the Company’s condensed balance sheets as of June 30, 2024 and December 31, 2023 as (in thousands):

	Fair Value
	June 30, 2024	December 31, 2023
Cash equivalents	$60,251	$56,110
Short-term investments	66,439	108,671
Long-term investments	—	1,989
Total cash equivalents and investments	$126,690	$166,770

The fair values of available-for-sale securities, excluding money market funds, by contractual maturity as of June 30, 2024 were as follows (in thousands):

June 30, 2024
Due in 1 year or less	$69,087
Due in 1 to 2 years	—
Total	$69,087

As of June 30, 2024 and December 31, 2023, there have been no realized losses on available-for-sale securities for any of the periods presented in the accompanying condensed financial statements. Unrealized losses on available-for-sale securities are not attributed to credit risk for any of the periods presented. The Company believes that it is more likely than not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors. To date, the Company has not recorded any impairment charges on available-for-sale securities.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
5.BALANCE SHEET COMPONENTS
Property and Equipment, net
Property and equipment, net consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Lab equipment	$8,055	$8,055
Leasehold improvements	6,997	8,703
Furniture, fixtures and computer equipment	788	784
Total property and equipment	15,840	17,542
Less: Accumulated depreciation	(8,185)	(7,290)
Total property and equipment, net	$7,655	$10,252
Depreciation expense was $0.4 million and $0.6 million for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense was $0.9 million and $1.1 million for the six months ended June 30, 2024 and 2023, respectively.
During the three and six months ended June 30, 2024, the Company recognized a non-cash impairment charge of less than $0.1 million and $1.7 million to the leasehold improvements.
During the three and six months ended June 30, 2023, the Company recognized a non-cash impairment charge of $0.6 million to the leasehold improvements. Please refer to Note 7 “Impairment of Long-lived Assets” for further details.
Accrued Expenses
Accrued expenses consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Accrued compensation	$1,595	$3,904
External research and development	1,686	5,821
Accrued outside services	1,169	807
Accrued taxes	—	133
Other accrued expenses	1	266
Total accrued expenses	$4,450	$10,931

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
February 2024 Restructuring
On January 24, 2024, the Company and three executive officers: the Chief Medical Officer and Executive Vice President, Clinical Development; the Chief Operating Officer and General Counsel; and the Chief Scientific Officer (the “Officers") mutually agreed to the termination of employment effective February 16, 2024 (the “Separation Date”). The separation agreements signed with the Officers outlined the terms of severance and contemplate the engagement of each as a consultant to the Company through December 31, 2024. Total costs of $5.5 million were recorded in the first quarter of 2024, including non-cash stock-based compensation of $4.4 million resulting from

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
the acceleration in full of outstanding unvested stock options and stock awards at the Separation Date for the Officers.
March 2024 Restructuring
On March 5, 2024, the Company approved an approximate 21% reduction in its workforce as part of a strategic resource allocation and cost containment plan. The workforce reduction was completed on March 7, 2024. Costs of $0.6 million were recorded in the first quarter of 2024 related to this restructuring.
During the three months ended June 30, 2024, we recorded less than $0.1 million in restructuring costs.
7.     IMPAIRMENT OF LONG-LIVED ASSETS
The Company at each reporting period reviews for impairment indicators for its long-lived assets. The sustained decline in the Company’s market capitalization as compared to the Company’s net asset value remained as the indicator of impairment, in addition to the Company’s shift in strategy to consider subleasing both the Massachusetts and California facilities. The Company determined all of its long-lived assets represent a single asset group for the purpose of the long-lived asset impairment assessment. The Company concluded that the carrying value of the single asset group was not recoverable as it exceeded the future net undiscounted cash flows. The Company internally calculated the California impairment cost. The implied allocated impairment loss to any individual asset within the long-lived asset group shall not reduce the carrying amount of that asset below its fair value. To determine the fair value of the asset group, the Company utilized the discounted cash flow method of the income approach.
During the three and six months ended June 30, 2024, the Company recognized non-cash impairment charges of $0.5 million and $7.1 million, respectively. Impairment charges of $0.5 million for the three months ended June 30, 2024 included $0.5 million for right-of-use assets and less than $0.1 million for leasehold improvements. Impairment charges of $7.1 million for the six months ended June 30, 2024 included $5.4 million for right-of-use assets and $1.7 million for leasehold improvements.
As a result of the sustained decline in the Company’s stock price, during the three and six months ended June 30, 2023, the Company recognized a non-cash impairment charge of $2.9 million, including $2.3 million for the right-of-use assets and $0.6 million for the leasehold improvements.
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

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
Pursuant to the agreement, the Company received an upfront payment of $20.0 million from Genentech. In addition, the Company is eligible for additional milestone payments upon achievement of certain preclinical, clinical and regulatory (including first-sale) milestones, totaling up to $177.0 million for the first development candidate per Hit Program, and is eligible to receive net sales milestones of up to $100.0 million for the first licensed product per Hit Program. The Company is also eligible to receive tiered royalties in the low- to high-single digits on any products that are commercialized by Genentech as a result of the collaboration.
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
The Company determined that the obligations to perform research and development services are satisfied over time, and therefore, the related revenue will be recognized as services are provided. Using the cost-based input model related to the research and development activities associated with the identified performance obligations, the Company recognized $2.7 million and $5.2 million in revenue during the three and six months ended June 30, 2024, respectively. The Company recognized $1.9 million and $3.1 million in revenue during the three and six months ended June 30, 2023, respectively. The remaining $8.5 million of the upfront payment is included in short and long-term deferred revenue as of June 30, 2024 and will be recognized as the performance obligations are satisfied.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
9.     COMMITMENTS AND CONTINGENCIES
Leases
In March 2020, the Company entered into an 11-year lease agreement to move its research and development operations to a 40,514 square-feet facility in Cambridge, Massachusetts (Massachusetts facility). The lease commenced on February 28, 2020 with an initial annual base rent of $4.1 million with rent payments escalating 3.0% annually. The Company executed a letter of credit for $2.0 million in connection with the lease. The lease includes $3.7 million in certain tenant improvement allowances, which the Company included in its calculation of the right-of-use asset in the lease at commencement and all costs incurred by the Company were reimbursed by the lessor and were included within the total lease liability. In connection with the lease, the Company recognized an operating lease right-of-use asset of $11.9 million and $17.9 million as of June 30, 2024 and December 31, 2023, respectively. The Company recognized an aggregate lease liability of $24.8 million and $25.6 million as of June 30, 2024 and December 31, 2023, respectively. The remaining lease term is 6 years and 8 months, and the estimated incremental borrowing rate is 8.50%.
In February 2021, the Company entered into a lease agreement for its office space in San Mateo, California (California facility) totaling 17,340 square-feet. The initial annual base rent for the space was $1.2 million, and such amount increases by 3% annually on each anniversary of the premises commencement date. In connection with the lease, the Company made a one-time cash security deposit in the amount of $59,000. The lease commenced in April 2021 and terminates August 31, 2026. In connection with the lease, the Company recognized an operating lease right-of-use asset of $0.9 million and $1.7 million as of June 30, 2024 and December 31, 2023, respectively. The Company recognized an aggregate lease liability of $2.4 million and $2.7 million as of June 30, 2024 and December 31, 2023, respectively. The remaining lease term is 2.0 years, and the estimated incremental borrowing rate is 11.18%.
The following table summarizes the presentation of the Company’s operating leases in its balance sheets as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Assets:
Operating lease assets	$12,830	$19,657
Liabilities:
Current portion of operating lease liabilities	$3,618	$2,893
Noncurrent operating lease liabilities	23,514	25,379
Total operating lease liabilities	$27,132	$28,272

The following table summarizes the effect of operating lease costs in the Company’s condensed statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Research and development	$736	$767	$1,616	$1,534
General and administrative	480	511	1,029	1,021
Total operating lease cost	$1,216	$1,278	$2,645	$2,555
Under the lease agreements, the Company made cash payments of $1.1 million and $2.5 million during the three and six months ended June 30, 2024, respectively. The Company made cash payments of $1.5 million and $2.4 million during the three and six months ended June 30, 2023, respectively.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
The undiscounted future non-cancellable lease payments under the Company's operating leases as of June 30, 2024 for the next five years and thereafter is expected to be as follows (in thousands):

Amount
Remaining six months of 2024	$2,525
2025	5,910
2026	5,393
2027	4,862
2028	5,008
Thereafter	11,378
Total undiscounted lease payments	35,076
Less: Present value adjustment	(7,944)
Present value of operating lease liabilities	$27,132
Amended Tempus Research and Development Agreement
In October 2021, as subsequently amended in April 2023, the Company entered into an agreement for research and development services (the Amended Tempus Agreement) with Tempus AI, Inc. (formerly known as Tempus Labs, Inc., and referred to herein as Tempus), pursuant to which Tempus agreed to provide the Company with research and development services for a period of four years, with the option to decline to have the term extend into the fourth year of the agreement. The three primary services are analytical services, data licensing, and organoid services. The Company intends to utilize the services contemplated under the Amended Tempus Agreement to advance the development of istisociclib (KB-0742) and KB-9558.
In consideration for the access to the services throughout the term of the Amended Tempus Agreement, the Company has agreed to pay an annual minimum commitment of $1.5 million in year one, $2.5 million in year two, and $3.0 million in year three. The Company elected to decline to have the term extend into year four. Payments are made in quarterly installments. The annual minimum commitment is nonrefundable and is invoiced quarterly in advance due within 30 days. As of June 30, 2024, the Company had a non-cancellable purchase commitment of $0.8 million in the remaining six months of 2024.
Tempus provides detailed reporting monthly which serves as the unit of account for calculating expense for actual services utilized for the analytical services, data licensing, and organoid services. As of June 30, 2024 and December 31, 2023 the prepaid expenses relating to Tempus were $0.8 million and $0.7 million, respectively. The prepaid expenses are assessed on a periodic basis to determine whether it is probable that services will be provided under the agreement. If the Company does not expect that services will be rendered, the prepaid expense is immediately recognized.
The Company is required to make milestone payments upon successful achievement of certain regulatory milestones for istisociclib (KB-0742), lanraplenib, and other discovery pipeline compounds up to a combined maximum of $22.4 million. For each milestone payment that becomes due, the Company has the right to pay up to 50% of such milestone payment amount in shares of its common stock as long as certain regulatory requirements are met. As of June 30, 2024 and December 31, 2023, the Company determined that achievement of the milestones is not probable, therefore, no corresponding liability has been recorded.
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

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
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

10.    INCOME TAXES
The Company did not record any income tax expense for the three and six months ended June 30, 2024 and 2023. The Company has incurred net operating losses for all the periods presented and has not reflected any benefit of such net operating loss carryforwards in the accompanying condensed financial statements. The Company has recorded a full valuation allowance against all of its deferred tax assets as it is not more likely than not that such assets will be realized in the near future.
It is the Company’s policy to record penalties and interest related to income taxes as a component of income tax expense. The Company has not recorded any interest or penalties related to income taxes during the three and six months ended June 30, 2024 and 2023. The Company has not identified any new uncertain tax positions as of June 30, 2024. Unrecognized tax benefits are not expected to change during the next 12 months. The reversal of the unrecognized tax benefits would not affect the effective tax rate. The Company is subject to examination by U.S. federal and state tax authorities for all years since its inception.

11.     STOCK-BASED COMPENSATION

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
Stock Options
Stock option activity under the 2020 Plan as of June 30, 2024 is summarized as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance, December 31, 2023	8,253	$8.92	6.74	$19
Granted	2,430	1.03
Forfeited	(1,460)	9.08
Exercised	(56)	3.74
Balance, June 30, 2024	9,167	$6.84	7.83	$507
As of June 30, 2024, there were 6,333,814 shares reserved by the Company under the 2020 Plan for the future issuance of equity awards.
The aggregate intrinsic values of options outstanding was calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on June 30, 2024. There was no future tax benefit related to options exercised, as the Company had accumulated net operating losses as of June 30, 2024 and December 31, 2023.
The weighted-average grant-date fair value per share of stock options granted, using the Black–Scholes option pricing model, was $0.74 during the six months ended June 30, 2024.
As of June 30, 2024, there was $7.9 million of unrecognized stock-based compensation related to stock options, respectively, which is expected to be recognized over a weighted-average period of 1.81 years.
Restricted Stock
Restricted stock awards and restricted stock units as of June 30, 2024 are summarized as follows:

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Life
	(in thousands)		(in years)
Unvested, December 31, 2023	1,657	$3.76	1.92
Granted	1,265	1.04
Vested and converted to shares	(1,112)	3.99
Forfeited	(383)	1.84
Unvested, June 30, 2024	1,427	$1.68	2.07
As of June 30, 2024, there was $2.1 million of unrecognized stock-based compensation related to RSUs, which is expected to be recognized over a weighted average remaining vesting life.
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

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
1,376,000 shares, except before the date of any increase, the Board of Directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii).
The Company issued 159,050 shares of common stock during the three and six months ended June 30, 2024 under the ESPP. The Company has 2,031,609 shares reserved for future issuance as of June 30, 2024.
Stock-Based Compensation Summary
Total stock-based compensation expense related to stock options, restricted stock units, restricted stock awards and the employee stock purchase plan for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Research and development expense	$772	$3,123	$1,935	$6,235
General and administrative expense	1,431	3,783	3,595	7,278
Restructuring costs	$—	$—	4,379	—
Total stock-based compensation expense	$2,203	$6,906	$9,909	$13,513

12.     NET LOSS PER SHARE
The following table summarizes the computation of basic and diluted net loss per share of the Company for the three and six months ended June 30, 2024 and 2023 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net loss	$(16,200)	$(29,741)	$(46,157)	$(55,979)
Weighted-average common stock outstanding, basic and diluted	60,100	57,398	59,810	57,273
Net loss per share, basic and diluted	$(0.27)	$(0.52)	$(0.77)	$(0.98)
The Company’s potentially dilutive securities, which include options to purchase shares of the Company's common stock and restricted stock subject to future vesting, have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. These are as follows (in thousands):

	June 30, 2024	June 30, 2023
Stock options to purchase common stock	9,167	9,115
Early exercised stock options subject to future vesting	—	140
Restricted stock awards subject to future vesting	—	37
Restricted stock units subject to future vesting	1,427	2,526
Expected shares to be purchased under Employee Stock Purchase Plan	574	630
Total	11,168	12,448
In addition to the potentially dilutive securities noted above, the Company also has the option under its agreement with Tempus to issue common shares upon the achievement of specified milestones. Please refer to Note 9, “Commitment and Contingencies” for further details. Because the necessary conditions for issuance of the shares had not been met as of June 30, 2024, the Company excluded these shares from the table above.

13.     RELATED PARTIES
On December 1, 2017, the Company entered into a services agreement with Two River Consulting, LLC (Two River) to provide various clinical development, operational, managerial, accounting and financial, and

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
administrative services to the Company. Arie Belldegrun, M.D., FACS, the Chairman of the Board of Directors, is the Chairman of Two River. Mr. Joshua Kazam and Mr. David Tanen, each a director of the Company, are each partners of Two River. During the three and six months ended June 30, 2024, the Company incurred expenses of $0.1 million and $0.3 million, respectively, for these services. During the three and six months ended June 30, 2023, the Company incurred expenses of less than $0.1 million, respectively, for these services.
In 2019, the Company entered into a consulting agreement with Bellco Capital, LLC (Bellco) to provide various executive services to the Company. Arie Belldegrun, M.D., FACS, the Chairman of the Board of Directors, is the Chairman of Bellco. The Company incurred expenses of less than $0.1 million for the three and six months ended June 30, 2024 for these services. The Company incurred expenses of less than $0.1 million for the three and six months ended June 30, 2023 for these services.

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

Overview
We are a clinical stage company dedicated to developing small molecule therapeutics that address deregulated transcription, a hallmark of cancer and other diseases. Our proprietary discovery engine decodes complex transcription factor (TF) regulatory networks to identify druggable cofactors. We screen for and optimize small molecules that target these cofactors in a tumor-specific context. As a result of this work, our current clinical pipeline is advancing two internally developed candidates. Istisociclib (KB-0742) targets CDK9 to address MYC deregulation in solid tumors and KB-9558 targets p300 to address IRF4 dependence in multiple myeloma. Our preclinical pipeline results from mapping transcription regulatory networks and identifying additional cofactor-TF relationships.
We are developing istisociclib (KB-0742), our internally discovered oral cyclin dependent kinase 9 (CDK9) inhibitor, for the treatment of MYC-amplified and other transcriptionally addicted solid tumors. We have initiated the Phase 2 portion of our Phase 1/2 clinical trial for istisociclib (KB-0742), and we are currently enrolling an expansion cohort for platinum-resistant patients with high-grade serous ovarian cancer (HGSOC). Istisociclib (KB-0742) was generated from our optimization of a compound identified using our product engine.
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
The following chart summarizes the current stages of our development programs, including istisociclib (KB-0742) and KB-9558, and our next anticipated milestones.

In the six months ended June 30, 2024 we announced corporate restructuring plans designed to optimize our resource allocation and contain costs. These restructuring efforts included the February 2024 restructuring in which we eliminated three executive officer roles including the Chief Medical Officer, the Chief Scientific Officer, and the Chief Operating Officer and General Counsel, and the March 2024 restructuring in which we reduced our workforce by approximately 21%. For the February 2024 restructuring, total costs of $5.5 million were recorded for the six months ended June 30, 2024, including stock-based compensation of $4.4 million resulting from acceleration in full of outstanding unvested stock option and stock awards at the separation date for the three officers. For the March 2024 restructuring, costs of $0.6 million were recorded for the three months ended June 30, 2024, respectively. Please refer to Note 6 “Restructurings” to our condensed financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details.
On May 20, 2024, our board of directors appointed Deborah Knobelman, Ph.D. as our Chief Financial Officer, principal financial officer and principal accounting officer, replacing Sandra Gardiner in such capacities, and as our Chief Operations Officer, with such appointments effective on June 3, 2024.
Since our formation, we have incurred significant operating losses, primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. Our net loss was $16.2 million and $29.7 million for the three months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $555.0 million. As of June 30, 2024, we had $136.6 million of cash, cash equivalents and investments. We expect to continue to incur net losses for the foreseeable future, and we expect to continue to make significant investments in our research and development and general and administrative functions.
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
Amended Tempus Research and Development Agreement
In October 2021, as subsequently amended in April 2023, we entered into an agreement for research and development services (the Amended Tempus Agreement) with Tempus AI, Inc. (formerly known as Tempus Labs, Inc., and referred to herein as Tempus), pursuant to which Tempus agreed to provide us with research and development services for a period of four years, with the option to decline to have the Term extend into year four. The three primary services are analytical services, data licensing, and organoid services. We intend to utilize the services contemplated under the Amended Tempus Agreement to advance the development of istisociclib (KB-0742) and KB-9558.
In consideration for the access to the services throughout the term of the Amended Tempus Agreement, we have agreed to pay an annual minimum commitment of $1.5 million in year one, $2.5 million in year two, and $3.0 million in year three. We elected to decline to have the term extend into year four. Payments are made in quarterly installments. As of June 30, 2024, we have paid cumulatively $6.3 million under the Amended Tempus Agreement, including $0.8 million and $1.5 million paid for the three and six months ended June 30, 2024, respectively, and $0.5 million and $1.9 million during the three and six months ended June 30, 2023, respectively. As of June 30, 2024, we had a non-cancellable purchase commitment of $0.8 million in the remaining six months of 2024.
We are required to make milestone payments upon successful achievement of certain regulatory milestones for istisociclib (KB-0742), lanraplenib, and other discovery pipeline compounds up to a combined maximum of $22.4 million. For each milestone payment that becomes due, we have the right to pay up to 50% of such milestone payment amount in shares of our common stock as long as certain regulatory requirements are met. As of June 30, 2024 and December 31, 2023, we determined that achievement of the milestones were not probable, therefore, no corresponding liability was recorded in either period.
Components of Our Results of Operations
Revenues
As of June 30, 2024, our revenue has been exclusively generated from our collaboration and license agreement with Genentech. We received a $20.0 million upfront payment from Genentech in February 2023 and are eligible for additional milestone payments upon achievement of certain preclinical, clinical and regulatory (including first-sale) milestones. We recognize revenue from upfront payments over the term of our estimated period of performance under the agreement using a cost-based input method for the entire performance obligation.
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
Impairment of long-lived assets and restructuring
At each reporting period, we review for impairment indicators for our long-lived assets. The sustained decline in our market capitalization as compared to our net asset value remained as the indicator of impairment, in addition to our shift in strategy to consider subleasing both the Massachusetts and California facilities. We determined all of our long-lived assets represent a single asset group for the purpose of the long-lived asset impairment assessment. We concluded that the carrying value of the single asset group was not recoverable as it exceeded the future net undiscounted cash flows that are expected to be generated from the use and eventual disposition of the assets within the asset group.
In early 2024, we announced corporate restructuring plans designed to optimize our resource allocation and contain costs. In connection with the restructuring plans, we recorded the following costs in restructuring charges in the first three months of 2024: (1) one-time employee termination benefits such as severance and related benefit costs and (2) stock-based compensation expense resulting from the acceleration in full of outstanding unvested stock options and stock awards for certain employees at the separation date.
Interest Income and Other Expense, Net
Interest income and other expense, net primarily consists of interest earned on our cash, cash equivalents and investments.

Results of Operations
Comparison of Three Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Revenue	$2,688	$1,864	$824
Operating expenses:
Research and development	13,765	20,809	(7,044)
General and administrative	6,368	10,307	(3,939)
Impairment of long-lived assets and restructuring	578	2,916	(2,338)
Total operating expenses	20,711	34,032	(13,321)
Loss from operations	(18,023)	(32,168)	14,145
Other income (expense), net:
Interest income and other expense, net	1,823	2,427	(604)
Total other income (expense), net	1,823	2,427	(604)
Net loss	$(16,200)	$(29,741)	$13,541

Revenue
Revenue was $2.7 million for the three months ended June 30, 2024 compared with $1.9 million for the three months ended June 30, 2023. The Collaboration and License Agreement with Genentech was entered into in January 2023. We recognize revenue from upfront payments over the term of our estimated period of performance under the agreement using a cost-based input method for the entire performance obligation. The increase of $0.8 million was primarily due to the increased full time equivalent work performed during the period compared to the prior year period.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Direct Costs	$7,997	$10,517	$(2,520)
Indirect Costs:
Personnel	3,586	7,955	(4,369)
Facilities, depreciation and other expenses	2,182	2,337	(155)
Total research and development expenses	$13,765	$20,809	$(7,044)
Research and development expenses were $13.8 million for the three months ended June 30, 2024 compared with $20.8 million for the three months ended June 30, 2023. The decrease of $7.0 million was primarily due to a decrease of $4.4 million in personnel costs and a decrease of $2.5 million in direct costs, which consist of consulting and other outside research expenses. The decrease in personnel costs was primarily attributable to a $2.4 million decrease in stock-based compensation expense and a decrease of $2.0 million salary and benefit costs as a result of reduced headcount in our research and development organization from the prior year period. The decrease in direct costs was primarily attributable to a decrease in clinical expense and professional services cost.
General and Administrative Expenses

General and administrative expenses were $6.4 million for the three months ended June 30, 2024 compared with $10.3 million for the three months ended June 30, 2023. The decrease of $3.9 million was primarily due to a $2.4 million decrease in stock-based compensation and $1.0 million decrease in personnel expenses as a result of reduced headcount in our general and administrative organization after the restructurings.
Impairment of long-lived assets and restructuring
Impairment of long-lived assets
During the three months ended June 30, 2024, we recognized a non-cash impairment charge of $0.5 million, related to our operating lease right-of-use assets.
During the three months ended June 30, 2023, we recognized a non-cash impairment charge of $2.9 million, including $2.3 million for the right-of-use assets and $0.6 million for the leasehold improvements. Please refer to Note 7, “Impairment of Long-lived Assets” for further details.
Restructuring
During the three months ended June 30, 2024, we recorded less than $0.1 million in restructuring costs.

Comparison of Six Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	six months ended June 30, 2024
	2024	2023	Change
Revenue	$5,208	$3,084	$2,124
Operating expenses:
Research and development	$27,987	$40,467	$(12,480)
General and administrative	13,874	$20,363	(6,489)
Impairment of long-lived assets and restructuring	13,364	$2,916	10,448
Total operating expenses	55,225	$63,746	(8,521)
Loss from operations	(50,017)	(60,662)	10,645
Other income (expense), net:
Interest income and other expense, net	3,860	4,683	(823)
Total other income (expense), net	$3,860	$4,683	(823)
Net loss	$(46,157)	$(55,979)	$9,822

Revenue
Revenue was $5.2 million for the six months ended June 30, 2024 compared with $3.1 million for the six months ended June 30, 2023. The Collaboration and License Agreement with Genentech was entered into in January 2023. We recognize revenue from upfront payments over the term of our estimated period of performance under the agreement using a cost-based input method for the entire performance obligation. The increase of $2.1 million was primarily due to the increased full time equivalent work performed during the period compared to he prior year period.
Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Direct Costs	$15,274	$19,977	$(4,703)
Indirect Costs:
Personnel	$8,221	$16,114	$(7,893)
Facilities, depreciation and other expenses	4,492	4,376	116
Total research and development expenses	$27,987	$40,467	$(12,480)
Research and development expenses were $28.0 million for the six months ended June 30, 2024 compared with $40.5 million for the six months ended June 30, 2023. The decrease of $12.5 million was primarily due to a decrease of $7.9 million in personnel costs and a decrease of $4.7 million in direct costs which consists of consulting and other outside research expenses. The decrease in personnel costs was primarily attributable to a $4.3 million decrease in stock-based compensation expense and a decrease of $3.6 million in employee salary and benefit costs as a result of reduced headcount in our research and development organization from a year ago. The decrease in consulting and other outside research expenses was primarily related to the discontinuations of our Phase 3 entospletinib trial in 2022 and our Phase 1b/2 lanraplenib trial in 2023.
General and Administrative Expenses
General and administrative expenses were $13.9 million for the six months ended June 30, 2024 compared with $20.4 million for the six months ended June 30, 2023. The decrease of $6.5 million was primarily due to a $3.7 million decrease in stock-based compensation, a $1.2 million decrease in personnel expenses as a result of reduced headcount in our general and administrative organization after the restructuring, and a $1.0 million decrease in professional fees primarily attributable to a reduction in insurance premiums and other professional services.
Impairment of long-lived assets and restructuring
Impairment of long-lived assets
During the six months ended June 30, 2024, we recognized a non-cash impairment charge of $7.1 million, including $5.4 million to our operating lease right-of-use assets and $1.7 million to our leasehold improvements.
During the six months ended June 30, 2023, we recognized a non-cash impairment charge of $2.9 million, including $2.3 million for the right-of-use assets and $0.6 million for the leasehold improvements.
Please refer to Note 7, “Impairment of Long-lived Assets” for further details.
Restructuring
During the six months ended June 30, 2024, two restructurings occurred, with total costs of $6.1 million, including non-cash stock-based compensation of $4.4 million. For the February 2024 restructuring, costs of $5.5 million were recorded, including non-cash stock-based compensation of $4.4 million. For the March 2024 restructuring, costs of $0.6 million were recorded.
Please refer to Note 6, “Restructurings” for further details.
Liquidity and Capital Resources
Sources of Liquidity
To date, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever.

As of June 30, 2024, we had cash, cash equivalents and investments of $136.6 million. We expect that our cash, cash equivalents and investments as of June 30, 2024 will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2026.
Material Cash Requirements
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our therapeutic discovery and preclinical development efforts and clinical development of istisociclib (KB-0742) and KB-9558, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
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
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash used in operating activities	$(40,229)	$(30,972)
Cash provided by (used in) investing activities	45,946	(981)
Cash provided by financing activities	164	376
Net increase/(decrease) in cash and cash equivalents	$5,881	$(31,577)
Operating Activities
During the six months ended June 30, 2024, cash used in operating activities was $40.2 million and consisted of our net loss of $46.2 million, adjusted for non-cash charges of $17.8 million and changes in operating assets and operating liabilities, net, of $11.9 million. The non-cash charges primarily consisted of impairment of long-lived assets and restructuring of $11.7 million, stock-based compensation of $5.5 million, non-cash lease expense of $1.4 million, accrued interest on investment securities of $0.2 million, and depreciation of $0.9 million, partially offset by a decrease related to net amortization and accretion of investment securities of $1.9 million.
During the six months ended June 30, 2023, cash used in operating activities was $31.0 million, which is primarily attributable to our net loss of $56.0 million, partially offset by non-cash charges of $16.4 million and changes in operating assets and operating liabilities, net, of $8.6 million. The non-cash charges primarily consisted of $13.5 million in stock-based compensation, impairment of long-lived assets of $2.9 million, depreciation of $1.1 million, noncash lease expense of $1.2 million, accrued interest on investment securities of $0.4 million partially offset by a decrease related to net amortization and accretion of investment securities of $2.7 million.
Investing Activities
During the six months ended June 30, 2024, cash provided by investing activities was $45.9 million, consisting of purchases and maturities of marketable securities, net.

During the six months ended June 30, 2023, cash used in investing activities was $1.0 million, consisting of $140.3 million of purchases and maturities of marketable securities, net and $0.4 million for the purchase of property and equipment.
Financing Activities
During the six months ended June 30, 2024, net cash provided by financing activities was $0.2 million, consisting of proceeds from issuance of common stock under the employee stock purchase plan.
During the six months ended June 30, 2023, net cash provided by financing activities was $0.4 million, consisting of proceeds from issuance of common stock under the employee stock purchase plan of $0.3 million and proceeds from issuance of common stock upon exercise of stock options of less than $0.1 million.
Contractual Obligations and Commitments
In March 2020, we entered into a lease agreement for our research and development operations facility in Cambridge, Massachusetts. The initial annual base rent was $4.1 million with rent payments escalating 3.0% annually after the initial 12 payments. We executed a letter of credit for $2.0 million in connection with the lease. The remaining lease term is 6 years and 8 months.
In February 2021, we entered into a lease agreement for its office space in San Mateo, California. The initial annual base rent for the space was $1.2 million, and such amount increases by 3% annually on each anniversary of the premises commencement date. In connection with the lease, we made a one-time cash security deposit in the amount of $59,000. The lease commenced in April 2021 and terminates August 31, 2026.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
We consider the assumptions and estimates associated with revenues, accrued research and development expenses, stock-based compensation and impairment of long-lived assets to have the most significant impact on our condensed financial statements and therefore we consider these to be our critical accounting policies and estimates.
Revenue Recognition
We recognize revenue in accordance with the provisions of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). We recognize revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods and services. To determine revenue recognition for arrangements within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.
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
We exercise judgment in assessing those promised goods and services that are distinct and thus representative of performance obligations. To the extent we identify multiple performance obligations in a contract, we must develop assumptions that require judgment to determine the estimated standalone selling price for each performance obligation in order to allocate the transaction price among the identified performance obligations. The transaction price is allocated on a relative standalone selling price basis.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in litigation or other legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2024, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material effect on our business.

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
We have incurred significant net losses in each period since we commenced operations in June 2017. For the three months ended June 30, 2024 and 2023, we reported net losses of $16.2 million and $29.7 million, respectively. As of June 30, 2024, we had an accumulated deficit of $555.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:
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
We have not generated any revenue from our product candidates and may never be profitable.*
Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from any of our product candidates. We do not expect to generate significant revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, our product candidates. Istisociclib (KB-0742) is our only product candidate in the clinical stage of development. In addition, all of our product candidates will require additional clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Our ability to generate revenue from our product candidates depends on a number of factors, including, but not limited to:
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
•the willingness of physicians, operators of clinics and patients to utilize or adopt any of our product candidates or future product candidates over or to use in combination with alternative or more established therapies, such as intensive chemotherapy and hypomethylating agents (HMAs), to treat AML and MYC-amplified solid tumors like platinum-resistant HGSOC and other transcriptionally addicted cancers;
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
We had $136.6 million of cash, cash equivalents and investments as of June 30, 2024. We believe that, based upon our current operating plan, our existing capital resources will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2026. However, we have based this estimate on our current development plans and assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control, including as a result of global supply chain issues, inflation, high interest rates, bank failures, or a health epidemic or pandemic. In any event, our future capital requirements will depend on many factors, including:
•the scope, progress, results and costs of our ongoing Phase 1/2 clinical trial of istisociclib (KB-0742);
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
Beginning in the fourth quarter of 2023, we implemented corporate restructuring plans designed to optimize our resource allocation and contain costs. In connection with the restructuring plans, in November 2023, we reduced our workforce by approximately 19%, and in March 2024, we implemented a further 21% reduction in force. In addition, as part of these restructuring efforts we eliminated three executive officer positions; our former Chief Medical Officer, Chief Scientific Officer, and Chief Operating Officer and General Counsel departed us in February 2024 and transitioned to strategic advisor roles. These reductions in workforce may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended workforce reduction, a decrease in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the restructuring, all of which may have an adverse effect on our results of operations or financial condition. In addition, while positions have been eliminated, certain functions necessary to our reduced operations will remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. We may also discover that the reduction in workforce and cost cutting measures will make it difficult for us to pursue new opportunities, hire new employees, complete initiatives and require us to hire qualified replacement personnel, which may result in us incurring additional and unanticipated costs and expenses. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition, results of operations and ability to successfully develop our current and future product candidates.
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
We cannot be certain that the clinical trials of our product candidates, including our ongoing Phase 1/2 clinical trial of istisociclib (KB-0742), our first internally generated product candidate, and any future clinical trial of KB-9558, our preclinical product candidate, will be completed when we currently expect, or at all.

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
We are conducting a Phase 1/2 clinical trial of istisociclib (KB-0742) in patients with cancer to evaluate the safety, pharmacokinetics (PK) and pharmacodynamics (PD) of the compound across multiple dose levels. We may be unable to enroll or maintain a sufficient number of these patients, which could adversely affect our development and registration strategy for istisociclib (KB-0742).
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
If adverse side effects or unexpected characteristics are identified during the development of our product candidates, we may need to abandon or limit the development of a product candidate.*
Results of our ongoing or planned clinical trials, including for istisociclib (KB-0742), could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could result in the delay, suspension or termination of clinical trials by us or the FDA or foreign regulatory authorities for a number of reasons. Additionally, due to the high mortality rates of the cancers for which we are initially pursuing development of istisociclib (KB-0742), including platinum-resistant HGSOC, a significant percentage of patients in these clinical trials may die during a trial, which could impact development of these product candidates. If we elect or are required to delay, suspend or terminate any clinical trial, the commercial prospects of our product candidates will be harmed and our ability to generate product revenues from this product candidate will be delayed or eliminated. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of our product candidates. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.
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
In developing a product candidate for certain indications, we may decide to use a biomarker-based test to identify patients for enrollment or monitor patients in clinical trials. For example, we plan to use a biomarker-based test for enrollment if istisociclib (KB-0742) progresses to a registrational trial requiring the identification of MYC-amplified patients. If the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. The FDA generally requires contemporaneous approvals of a new companion diagnostic with the proposed therapeutic. To date, the FDA has required premarket approval of all companion diagnostics for cancer therapies. As such, if a satisfactory companion diagnostic is not commercially available, we may be required to create or obtain one that would be subject to regulatory approval or clearance requirements.

We plan to develop, either by ourselves or with collaborators, companion diagnostic tests for our product candidates for certain indications as needed for istisociclib (KB-0742). To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. Companion diagnostics are regulated as medical devices, and we have no prior experience with medical device or diagnostic test development. If we choose to or are required to develop and seek FDA approval for companion diagnostic tests on our own, we will require additional personnel. We may rely on third parties for the design, development and manufacture of companion diagnostic tests for our product candidates that require such tests. If these parties are unable to successfully develop companion diagnostics for these product candidates, or experience delays in doing so, we may be unable to enroll enough patients for our current and planned clinical trials, the development of these product candidates may be adversely affected, these product candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of these products that obtain marketing approval. As a result, our business, results of operations and financial condition could be materially harmed.
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
With respect to internally developed product candidates, our research and development efforts to date have resulted in our discovery, preclinical development and ongoing clinical development of istisociclib (KB-0742), discovery and identification of KB-9558 as a preclinical development candidate, as well as several early-stage discovery programs. Istisociclib (KB-0742) and KB-9558 may not be safe or effective as a cancer treatment and, with respect to our early-stage discovery programs, we may not identify suitable product candidates for preclinical or clinical development. Our product engine may not be successful in generating additional contributions to our pipeline of product candidates. For example, we may not be successful in identifying novel product candidates that can selectively modulate oncogenic TRNs. Even if we are successful in building our pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future, which likely would result in significant harm to our financial position and adversely affect our stock price.
As a company, we have not completed any clinical trials to date.
We have not as a company completed any clinical trials to date. We therefore cannot be certain that our ongoing Phase 1/2 clinical trial of istisociclib (KB-0742) will be completed on time, if at all.

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
Because of the relatively small number of patients that are being or are planned to be dosed in our Phase 1/2 trial of istisociclib (KB-0742), the results of the clinical trial, if completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to further develop and obtain regulatory approval for this product candidate.*
In our Phase 1/2 clinical trial of istisociclib (KB-0742), we are evaluating the safety, PK and PD profile of istisociclib (KB-0742) in patients with advanced solid tumors, and are continuing to enroll expansion cohorts in specific tumor types, including an expansion cohort in platinum-resistant HGSOC. The enrollment is still ongoing in this trial, and the total number of patients we expect to enroll will be significantly smaller than the number of patients that would need to be enrolled in a registrational or other late-stage clinical trial. The results of clinical trials with smaller sample sizes, such as our ongoing Phase 1/2 clinical trial of istisociclib (KB-0742), can be disproportionately influenced by various biases associated with the conduct of small clinical trials, such as the potential failure of the smaller sample size to accurately depict the features of the broader patient population, which limits the ability to generalize the results across a broader community, thus making the clinical trial results less reliable than clinical trials with a larger number of patients. As a result, there may be less certainty that such product candidates would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of istisociclib (KB-0742), we may not achieve a statistically significant result or the same level of statistical significance, if any, that we might have anticipated based on the results observed in our initial Phase 1/2 clinical trial.
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
If we are successful in developing and receiving approval for istisociclib (KB-0742), we expect it would compete against various multi-CDK inhibitors that are currently in early-stage clinical development if they are ultimately approved, including: (a) AZD4573, being developed by AstraZeneca; (b) fadraciclib (CYC-065), being developed by Cyclacel Pharmaceuticals; (c) voruciclib, being developed by MEI Pharma; (d) zotiraciclib, being developed by the National Cancer Institute; and (e) TP-1287 (alvocidib), being developed by Sumitomo Pharma Oncology. We also expect it to compete against (a) GFH009, a CDK9 inhibitor in Phase 1 dose escalation, being developed by SELLAS Life Sciences Group; (b) PRT2527, a CDK9 inhibitor in Phase 1 dose escalation by Prelude Therapeutics; and (c) VIP152, a PTEFb/CDK9 inhibitor in early-stage clinical development by Vincerx Pharma, Inc.

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
We also expect that our product candidates, if approved, will compete against more established therapies, such as agents to treat MYC-amplified solid tumors and other transcriptionally addicted cancers and other established therapies in multiple myeloma and platinum-resistant HGSOC.
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

Risks Related to Our Reliance on Third Parties
We rely on third parties, including independent clinical investigators, developers of companion diagnostics, and CROs to conduct certain aspects of our preclinical studies and ongoing and planned clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
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
We will rely on third parties to manufacture our clinical product supplies, and we may rely on third parties to produce and process our product candidates, if approved.*
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely for the foreseeable future, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that we may commercialize. In this regard, we will need to obtain our inventory of active pharmaceutical ingredients (APIs) and clinical drug supply for istisociclib (KB-0742) and KB-9558 from third-party manufacturers. We do not currently have arrangements in place for redundant supply for APIs or our clinical product candidate.
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
In order to achieve our research, development and commercialization goals, we will need to grow the size of our organization and expand our capabilities, and we may experience difficulties in managing this growth.*
As of June 30, 2024, we had 58 full-time employees. Beginning in the fourth quarter of 2023, we implemented corporate restructuring plans designed to optimize our resource allocation and contain costs. In connection with the restructuring plans, in November 2023, we reduced our workforce by approximately 19%, and in March 2024, we implemented a further 21% reduction in force. We may need to hire additional personnel in the future in order to achieve our goals, particularly in the areas of clinical development, research science, clinical operations, manufacturing and regulatory affairs. In addition, we have relied and continue to rely on a third-party accounting consulting firm to augment our internal accounting and finance function. We will need to implement and improve our managerial, operational and financial systems, expand our facilities and recruit and train additional qualified personnel.
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
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.

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
We have recorded, and may be required to record in the future, significant charges if our long-lived assets become impaired.*
We test long-lived assets for impairment if changes in circumstances or the occurrence of events suggest impairment exists. Any significant change in market conditions, including a sustained decline in our stock price, the continued gap between our market capitalization and net asset value and the shift in strategy to consider subleasing our Massachusetts facility, that indicate a reduction in carrying value may give rise to impairment in the period that indicators are present. For example, as a result of the sustained decline in our stock price and related market capitalization and a general decline in equity values in the biotechnology industry, we performed an impairment assessment of long-lived assets in connection with the preparation of the condensed financial statements included in our Quarterly Report on Form 10-Q for the quarter ending June 30, 2023. Based on that assessment, we recognized a non-cash long-lived asset impairment charge of $2.9 million during the three months ended June 30, 2023. For the quarter ended March 31, 2024, the sustained decline in our market capitalization as compared to our net asset value remained as the indicator of impairment, in addition to our shift in strategy to consider subleasing its Massachusetts facility. We concluded that the carrying value of the single asset group was not recoverable. Based on this analysis, during the three months ended June 30, 2024, we recognized a non-cash impairment charge of $0.5 million.
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
Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and investments. As of June 30, 2024, we have used $121.8 million of the net proceeds from our IPO for general corporate purposes, including product development and working capital purposes.
We expect to use the net proceeds from our IPO as described under “Use of Proceeds” in the final prospectus for the IPO, as filed with the SEC on October 9, 2020, except funds that would have been directed to entospletinib and lanraplenib are now expected to be directed to development activities related to istisociclib (KB-0742) and KB-9558, to discovery and preclinical development of additional product candidates, and to headcount costs, working capital and other general corporate purposes. We cannot predict with certainty all of the particular uses for the net proceeds from our IPO, or the amounts that we will actually spend on the uses set forth above. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors, including our ability to access additional financing, the relative success and cost of our research, preclinical and clinical development programs and whether we are able to enter into future licensing arrangements. As a result, our management will have broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from our IPO.

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

10.1
Executive Employment Agreement, by and between the Company and Deborah Knobelman, dated May 20, 2024 and effective June 3, 2024 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on May 21, 2024).

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

KRONOS BIO, INC.

Date:	August 8, 2024	By:	/s/ Norbert Bischofberger
Norbert Bischofberger, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2024	By:	/s/ Deborah Knobelman
Deborah Knobelman, Ph.D.
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)