Form 10-Q
period 2024-09-30
Kronos Bio, Inc.
filed 2024-11-13
CIK 1741830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No
As of November 8, 2024 the registrant had 60,340,918 shares of common stock, $0.001 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
KRONOS BIO, INC.
Condensed Balance Sheets
(Unaudited)
(in thousands, except per share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$74,964	$64,326
Short-term investments	49,893	108,671
Prepaid expenses and other current assets	3,062	5,781
Total current assets	127,919	178,778
Long-term investments	—	1,989
Property and equipment, net	7,233	10,252
Operating lease right-of-use assets	12,269	19,657
Restricted cash	2,026	2,026
Other noncurrent assets	577	577
Total assets	$150,024	$213,279
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,279	$883
Accrued expenses and other liabilities	5,685	11,335
Current portion of operating lease liabilities	3,259	2,893
Current portion of deferred revenue	5,159	9,584
Total current liabilities	15,382	24,695
Noncurrent operating lease liabilities	22,539	25,379
Noncurrent deferred revenue	975	4,127
Total liabilities	$38,896	$54,201
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding.
Common stock, $0.001 par value, 200,000 shares authorized as of September 30, 2024 and December 31, 2023; 60,336 and 58,946 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	60	59
Additional paid-in capital	680,171	667,861
Accumulated deficit	(569,127)	(508,861)
Accumulated other comprehensive income	24	19
Total stockholders' equity	111,128	159,078
Total liabilities and stockholders’ equity	$150,024	$213,279

The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$2,370	$917	$7,578	$4,002
Operating expenses:
Research and development	12,268	25,344	40,255	65,811
General and administrative	5,818	9,398	19,692	29,761
Impairment of long-lived assets and restructuring	—	—	13,364	2,916
Total operating expenses	18,086	34,742	73,311	98,488
Loss from operations	(15,716)	(33,825)	(65,733)	(94,486)
Other income (expense), net:
Interest income and other expense, net	1,608	2,451	5,467	7,133
Total other income (expense), net	1,608	2,451	5,467	7,133
Net loss	$(14,108)	$(31,374)	(60,266)	(87,353)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities	60	214	5	537
Comprehensive loss	$(14,048)	$(31,160)	$(60,261)	$(86,816)
Net loss per share, basic and diluted	$(0.23)	$(0.54)	$(1.00)	$(1.52)
Weighted-average shares of common stock, basic and diluted	60,311,599	58,146,306	59,978,572	57,567,489
The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	58,946	$59	$667,861	$19	$(508,861)	$159,078
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	1,143	1	209	—	—	210
Stock-based compensation expense	—	—	7,706	—	—	7,706
Net unrealized loss on available-for-sale securities	—	—	—	(68)	—	(68)
Net loss	—	—	—	—	(29,958)	(29,958)
Balance at March 31, 2024	60,089	$60	$675,776	$(49)	$(538,819)	$136,968
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	24	—	—	—	—	—
Stock-based compensation expense	—	—	2,203	—	—	2,203
Employee stock purchase plan	159	—	162	—	—	162
Net unrealized gain (loss) on available-for-sale securities	—	—	—	13	—	13
Net loss	—	—	—	—	(16,200)	(16,200)
Balance at June 30, 2024	60,272	60	678,141	(36)	(555,019)	123,146
Issuance of common stock upon exercise of options and vesting of restricted stock	64	—	—	—	—	—
Stock-based compensation expense	—	—	2,030	—	—	2,030
Net unrealized gain on available-for-sale securities	—	—	—	60	—	60
Net loss	—	—	—	—	(14,108)	(14,108)
Balance at September 30, 2024	60,336	60	680,171	24	(569,127)	111,128

KRONOS BIO, INC.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2022	56,967	$57	$641,422	$(792)	$(396,188)	$244,499
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	387	—	305	—	—	305
Stock-based compensation expense	—	—	6,607	—	—	6,607
Net unrealized gain on available-for-sale securities	—	—	—	432	—	432
Net loss	—	—	—	—	(26,238)	(26,238)
Balance at March 31, 2023	57,354	$57	$648,334	$(360)	$(422,426)	$225,605
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	521	1	332	—	—	333
Stock-based compensation expense	—	—	6,906	—	—	6,906
Employee stock purchase plan	247	—	348	—	—	348
Net unrealized gain (loss) on available-for-sale securities	—	—	—	(109)	—	(109)
Net loss	—	—	—	—	(29,741)	(29,741)
Balance at June 30, 2023	58,122	$58	$655,920	$(469)	$(452,167)	$203,342
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	58	—	142	—	—	142
Stock-based compensation expense	—	—	6,296	—	—	6,296
Net unrealized gain (loss) on available-for-sale securities	—	—	—	214	—	214
Net loss	—	—	—	—	(31,374)	(31,374)
Balance at September 30, 2023	58,180	$58	$662,358	$(255)	$(483,541)	$178,620

The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Condensed Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(60,266)	$(87,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense, excluding restructuring	7,560	19,809
Depreciation	1,307	1,658
Net amortization (accretion) on available-for-sale securities	(2,435)	(4,103)
Change in accrued interest on available-for-sale securities	127	363
Non-cash lease expense	1,976	1,982
Non-cash impairment of long-lived assets and restructuring	11,758	2,916
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,726	1,266
Other noncurrent assets	—	197
Accounts payable	400	(945)
Accrued expenses	(5,701)	(3,798)
Right-of-use operating assets and lease liabilities, net	(2,475)	(1,549)
Deferred revenue	(7,577)	15,999
Net cash used in operating activities	(52,600)	(53,558)

Cash flows from investing activities:
Purchase of property and equipment	—	(648)
Purchase of available-for-sale marketable securities	(78,776)	(170,816)
Maturities of marketable securities	141,851	206,272
Net cash provided by investing activities	63,075	34,808

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	1	28
Proceeds from issuance of common stock under the employee stock purchase plan	162	348
Net cash provided by financing activities	163	376

Net increase (decrease) in cash and cash equivalents	10,638	(18,374)
Cash, cash equivalents and restricted cash at beginning of period	66,352	77,999
Cash, cash equivalents and restricted cash at end of period	$76,990	$59,625

Supplemental disclosures of non-cash activities:

Cash and cash equivalents at end of period	$74,964	$57,599
Restricted cash at end of period	2,026	2,026
Cash, cash equivalents and restricted cash at end of period	$76,990	$59,625

The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)

1.NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Kronos Bio, Inc. (Kronos or the Company), a Delaware corporation, was incorporated on June 2, 2017. The Company is a clinical stage biopharmaceutical company dedicated to developing small molecule therapeutics that address deregulated transcription, a hallmark of cancer and autoimmune disease.
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
Reclassifications
As a result of material impairment charges recorded during the nine months ended September 30, 2024, and to conform to the current year presentation in the condensed statements of operations and comprehensive loss, the Company has reclassified amounts originally recorded during the nine months ended September 30, 2023. The Company reclassified $1.9 million from research and development and $1.0 million from general and administration to impairment of long-lived assets and restructuring for the nine months ended September 30, 2023.
Unaudited Interim Financial Information
The accompanying condensed balance sheet as of September 30, 2024, the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023, the condensed statements of stockholders’ equity as of September 30, 2024 and September 30, 2023, the condensed statements of cash flows for the nine months ended September 30, 2024 and 2023 (collectively referred to as the “condensed financial statements”), and the financial data and other financial information disclosed in the notes to the condensed financial statements are unaudited. The unaudited condensed financial statements have been prepared on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2024 and the results of its operations for the three and nine months ended September 30, 2024 and 2023. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the full year ending December 31, 2024, any other interim periods, or any future year or period. These condensed financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024 (Annual Report).
Need for Additional Capital
The Company has incurred net losses since its inception of $569.1 million as of September 30, 2024. The Company expects that its cash, cash equivalents and investments as of September 30, 2024 will be sufficient to fund its operations for a period of at least one year from the date of issuance of these condensed financial statements. Management expects to incur additional losses in the future to fund its operations and other developmental research and development subsequent to the discontinuation of the development of istisociclib, and on the exploration of strategic alternatives to maximize stockholder value that was announced on November 13, 2024.
The Company intends and needs to raise additional capital through the issuance of equity securities, debt financings or other sources in order to continue its operations. However, if such financing is not available when needed and at adequate levels, the Company will need to reevaluate its operating plan and may be required to

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
delay the development of its product candidates. Failure to manage discretionary spending, raise additional financing or execute on a strategic alternative, may adversely impact our ability to achieve our intended business objectives.
The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a material adverse effect on its financial condition and ability to pursue business strategies, including such as those announced on November 13, 2024, which includes the exploration of strategic alternatives to maximize stockholder value and implementation of significant expense reduction strategies. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaboration arrangements or obtain government grants. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce, or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects. In the event that the Company requires additional funding, there can be no assurance that it will be successful in obtaining sufficient funding on terms acceptable to the Company to fund its continuing operations, if at all.

2.SIGNIFICANT ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
Use of Estimates
The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed financial statements include, but are not limited to, revenue, the accrual of research and development expenses, the fair value of investments, the fair value of long-lived assets, income tax uncertainties, the valuation of equity instruments and the incremental borrowing rate for determining the operating lease assets and liabilities. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three and nine months ended September 30, 2024, as compared to the significant accounting policies described in Item 8 Financial Statements

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
and Supplementary Data, Note 2 of the “Notes to Financial Statements” of the Company’s audited financial statements included in its Annual Report for the fiscal year ended December 31, 2023.
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
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The guidance in this update is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.
There have been no other recent accounting pronouncements during the three and nine months ended September 30, 2024 that are of significance to the Company.

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
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Money market funds	$70,679	$—	$—	$70,679
Corporate bonds	—	9,208	—	9,208
U.S. treasury securities	40,685	—	—	40,685
Total financial assets	$111,364	$9,208	$—	$120,572

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)

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

4.INVESTMENTS
The fair value and amortized cost of available-for-sale securities by major security type as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$70,679	$—	$—	$70,679
Corporate bonds	9,208	—	—	9,208
U.S. treasury securities	40,661	24	—	40,685
Total cash equivalents and investments	$120,548	$24	$—	$120,572

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$36,009	$—	$—	$36,009
Certificates of deposit	735	—	(2)	733
Corporate bonds	3,662	—	—	3,662
U.S. treasury securities	126,345	74	(53)	126,366
Total cash equivalents and investments	$166,751	$74	$(55)	$166,770

These available-for-sale securities, including money market funds, were classified on the Company’s condensed balance sheets as of September 30, 2024 and December 31, 2023 as (in thousands):

	Fair Value
	September 30, 2024	December 31, 2023
Cash equivalents	$70,679	$56,110
Short-term investments	49,893	108,671
Long-term investments	—	1,989
Total cash equivalents and investments	$120,572	$166,770

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)

The fair values of available-for-sale securities, excluding money market funds, by contractual maturity as of September 30, 2024 were as follows (in thousands):

September 30, 2024
Due in 1 year or less	$49,893
Due in 1 to 2 years	—
Total	$49,893

As of September 30, 2024 and December 31, 2023, there have been no realized losses on available-for-sale securities for any of the periods presented in the accompanying condensed financial statements. Unrealized losses on available-for-sale securities are not attributed to credit risk for any of the periods presented. The Company believes that it is more likely than not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors. To date, the Company has not recorded any impairment charges on available-for-sale securities.

5.BALANCE SHEET COMPONENTS
Property and Equipment, net
Property and equipment, net consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Lab equipment	$8,019	$8,055
Leasehold improvements	6,997	8,703
Furniture, fixtures and computer equipment	784	784
Total property and equipment	15,800	17,542
Less: Accumulated depreciation	(8,567)	(7,290)
Total property and equipment, net	$7,233	$10,252
Depreciation expense was $0.4 million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense was $1.3 million and $1.7 million for the nine months ended September 30, 2024 and 2023, respectively.
During the nine months ended September 30, 2024, the Company recognized a non-cash impairment charge of $1.7 million to leasehold improvements. There were no non-cash impairment charges recorded during the three months ended September 30, 2024.
During the nine months ended September 30, 2023, the Company recognized a non-cash impairment charge of $0.6 million to leasehold improvements. There was no charge in the three months ended September 30, 2023. Please refer to Note 7 “Impairment of Long-lived Assets” for further details.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
Accrued Expenses and Other Liabilities
Accrued expenses consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation	$2,247	$3,904
External research and development	2,310	5,821
Accrued outside services	980	807
Accrued taxes	—	133
Other accrued expenses	54	266
Other current liabilities	94	404
Total accrued expenses and other liabilities	$5,685	$11,335

6.     RESTRUCTURINGS
In early 2024, the Company announced corporate restructuring plans designed to optimize its resource allocation and contain costs. In connection with the restructuring plans, the Company recorded the following costs in restructuring charges: 1) one-time employee termination benefits such as severance and related benefit costs and 2) stock-based compensation expense resulting from the acceleration in full of outstanding unvested stock options and stock awards for certain employees at the separation date.
February 2024 Restructuring
On January 24, 2024, the Company and three executive officers: the Chief Medical Officer and Executive Vice President, Clinical Development; the Chief Operating Officer and General Counsel; and the Chief Scientific Officer (the “Officers") mutually agreed to the termination of employment effective February 16, 2024 (the “Separation Date”). The separation agreements signed with the Officers outlined the terms of severance and contemplate the engagement of each as a consultant to the Company through December 31, 2024. Total costs of $5.5 million were recorded in the first quarter of 2024, including non-cash stock-based compensation of $4.4 million resulting from the acceleration in full of outstanding unvested stock options and stock awards at the Separation Date for the Officers.
March 2024 Restructuring
On March 5, 2024, the Company approved an approximate 21% reduction in its workforce as part of a strategic resource allocation and cost containment plan. The workforce reduction was completed on March 7, 2024. Costs of $0.6 million were recorded in the first quarter of 2024 related to this restructuring.
During the three months ended September 30, 2024, the Company did not incur any material restructuring costs.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
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
During the nine months ended September 30, 2024, the Company recognized non-cash impairment charges of $7.1 million. The Company did not record any non-cash impairment charges during the three months ended September 30, 2024. Impairment charges of $7.1 million for the nine months ended September 30, 2024 included $5.4 million for right-of-use assets and $1.7 million for leasehold improvements.
During the nine months ended September 30, 2023, the Company recognized a non-cash impairment charge of $2.9 million, including $2.3 million for the right-of-use assets and $0.6 million for the leasehold improvements. The Company did not record any non-cash impairment charges during the three months ended September 30, 2023.
The Company applied a discounted cash flow method to estimate the fair value of the asset group, which represents Level 3 non-recurring fair value measurements. The estimated fair value of the asset group was determined by discounting the estimated sublease income using market participant assumptions, including but not limited to, expected sublease rental income of $22.0 million, and an annual discount rate of 10.0%, which the Company evaluated based on current real estate trends and market conditions. The Company’s estimates and assumptions used to determine the estimated fair value of the asset group is subject to risks, uncertainties, and changes in circumstances that may result in adjustments and material changes to the estimated fair values in future periods.
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

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
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
The Company determined that the obligations to perform research and development services are satisfied over time, and therefore, the related revenue will be recognized as services are provided. Using the cost-based input model related to the research and development activities associated with the identified performance obligations, the Company recognized $2.4 million and $7.6 million in revenue during the three and nine months ended September 30, 2024, respectively. The Company recognized $0.9 million and $4.0 million in revenue during the three and nine months ended September 30, 2023, respectively. The remaining $6.1 million of the upfront payment is included in short and long-term deferred revenue as of September 30, 2024 and will be recognized as the performance obligations are satisfied.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
9.     COMMITMENTS AND CONTINGENCIES
Leases
In March 2020, the Company entered into an 11-year lease agreement to move its research and development operations to a 40,514 square-foot facility in Cambridge, Massachusetts (Massachusetts facility). The lease commenced on February 28, 2020 with an initial annual base rent of $4.1 million with rent payments escalating 3.0% annually. The Company executed a letter of credit for $2.0 million in connection with the lease. The lease includes $3.7 million in certain tenant improvement allowances, which the Company included in its calculation of the right-of-use asset in the lease at commencement and all costs incurred by the Company were reimbursed by the lessor and were included within the total lease liability. In connection with the lease, the Company recognized an operating lease right-of-use asset of $11.5 million and $17.9 million as of September 30, 2024 and December 31, 2023, respectively. The Company recognized an aggregate lease liability of $23.8 million and $25.6 million as of September 30, 2024 and December 31, 2023, respectively. The remaining lease term is 6 years and 5 months, and the estimated incremental borrowing rate is 8.50%.
In February 2021, the Company entered into a lease agreement for its office space in San Mateo, California (California facility) totaling 17,340 square-feet. The initial annual base rent for the space was $1.2 million, and such amount increases by 3% annually on each anniversary of the premises commencement date. In connection with the lease, the Company made a one-time cash security deposit in the amount of $59,000. The lease commenced in April 2021 and terminates August 31, 2026. In connection with the lease, the Company recognized an operating lease right-of-use asset of $0.8 million and $1.7 million as of September 30, 2024 and December 31, 2023, respectively. The Company recognized an aggregate lease liability of $2.0 million and $2.7 million as of September 30, 2024 and December 31, 2023, respectively. The remaining lease term is 1 year and 9 months, and the estimated incremental borrowing rate is 11.18%.
The following table summarizes the presentation of the Company’s operating leases in its condensed balance sheets as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Assets:
Operating lease assets	$12,269	$19,657
Liabilities:
Current portion of operating lease liabilities	$3,259	$2,893
Noncurrent operating lease liabilities	22,539	25,379
Total operating lease liabilities	$25,798	$28,272

The following table summarizes the effect of operating lease costs in the Company’s condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$727	$897	$2,343	$2,431
General and administrative	421	561	1,450	1,582
Total operating lease cost	$1,148	$1,458	$3,793	$4,013
Under the lease agreements, the Company made cash payments of $1.9 million and $4.4 million during the three and nine months ended September 30, 2024, respectively. The Company made cash payments of $1.3 million and $3.7 million during the three and nine months ended September 30, 2023, respectively.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
The undiscounted future non-cancellable lease payments under the Company's operating leases as of September 30, 2024 for the next five years and thereafter is expected to be as follows (in thousands):

Amount
Remaining three months of 2024	$984
2025	5,921
2026	5,405
2027	4,874
2028	5,020
Thereafter	11,404
Total undiscounted lease payments	33,608
Less: Present value adjustment	(7,810)
Present value of operating lease liabilities	$25,798
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
In consideration for access to the services throughout the term of the Amended Tempus Agreement, the Company agreed to pay an annual minimum commitment of $1.5 million in year one, $2.5 million in year two, and $3.0 million in year three. The Company declined to extend the term of the Amended Tempus Agreement into year four. Payments are made in quarterly installments. The annual minimum commitment is nonrefundable and is invoiced quarterly in advance due within 30 days. As of September 30, 2024, the Company had no remaining non-cancellable purchase commitments under this agreement.
Tempus provides detailed reporting monthly which serves as the unit of account for calculating expense for actual services utilized for the analytical services, data licensing, and organoid services. As of September 30, 2024 and December 31, 2023 the prepaid expenses relating to Tempus were $0.2 million and $0.7 million, respectively. The prepaid expenses are assessed on a periodic basis to determine whether it is probable that services will be provided under the agreement. If the Company does not expect that services will be rendered, the prepaid expense is immediately recognized.
The Company is required to make milestone payments upon successful achievement of certain regulatory milestones for istisociclib (KB-0742), lanraplenib, and other discovery pipeline compounds up to a combined maximum of $22.4 million. For each milestone payment that becomes due, the Company has the right to pay up to 50% of such milestone payment amount in shares of its common stock as long as certain regulatory requirements are met. As of September 30, 2024 and December 31, 2023, the Company determined that achievement of the milestones is not probable, therefore, no corresponding liability has been recorded.
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

10.    INCOME TAXES
The Company did not record any income tax expense for the three and nine months ended September 30, 2024 and 2023. The Company has incurred net operating losses for all the periods presented and has not reflected any benefit of such net operating loss carryforwards in the accompanying condensed financial statements. The Company has recorded a full valuation allowance against all of its deferred tax assets as it is not more likely than not that such assets will be realized in the near future.
It is the Company’s policy to record penalties and interest related to income taxes as a component of income tax expense. The Company has not recorded any interest or penalties related to income taxes during the three and nine months ended September 30, 2024 and 2023. The Company has not identified any new uncertain tax positions as of September 30, 2024. Unrecognized tax benefits are not expected to change during the next 12 months. The reversal of the unrecognized tax benefits would not affect the effective tax rate. The Company is subject to examination by U.S. federal and state tax authorities for all years since its inception.

11.     STOCK-BASED COMPENSATION
As of September 30, 2024, there were 6,339,045 shares reserved by the Company under the 2020 Plan for the future issuance of equity awards.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
Stock Options
Stock option activity under the 2020 Plan as of September 30, 2024 is summarized as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance, December 31, 2023	8,253	$8.92	6.74	$19
Granted	2,485	1.03
Forfeited	(1,613)	8.90
Exercised	(56)	3.74
Balance, September 30, 2024	9,069	$6.80	7.45	$85
The aggregate intrinsic values of options outstanding was calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on September 30, 2024. There was no future tax benefit related to options exercised, as the Company had accumulated net operating losses as of September 30, 2024 and December 31, 2023.
The weighted-average grant-date fair value per share for stock options granted using the Black–Scholes option pricing model was $0.74 for the nine months ended September 30, 2024.
As of September 30, 2024, there was $5.4 million of unrecognized stock-based compensation related to stock options, respectively, which is expected to be recognized over a weighted-average remaining vesting period of 2.42 years.
Restricted Stock
Restricted stock awards and restricted stock units as of September 30, 2024 are summarized as follows:

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Life
	(in thousands)		(in years)
Unvested, December 31, 2023	1,657	$3.76	1.92
Granted	1,431	1.03
Vested and converted to shares	(1,175)	3.88
Forfeited	(455)	1.82
Unvested, September 30, 2024	1,458	$1.60	1.21
As of September 30, 2024, there was $1.6 million of unrecognized stock-based compensation related to RSUs, which is expected to be recognized over a weighted average remaining vesting period of 1.92.
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
The Company issued 159,050 shares of common stock during the nine months ended September 30, 2024 under the ESPP. There were no shares issued during the three months ended September 30, 2024. The Company has 2,031,609 shares reserved for future issuance as of September 30, 2024.
Stock-Based Compensation Summary
Total stock-based compensation expense related to stock options, restricted stock units, restricted stock awards and the employee stock purchase plan for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development expense	$769	$3,237	$2,704	$9,472
General and administrative expense	1,261	3,059	4,856	10,337
Restructuring costs	$—	$—	4,379	—
Total stock-based compensation expense	$2,030	$6,296	$11,939	$19,809

12.     NET LOSS PER SHARE
The following table summarizes the computation of basic and diluted net loss per share of the Company for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(14,108)	$(31,374)	$(60,266)	$(87,353)
Weighted-average common stock outstanding, basic and diluted	60,312	58,146	59,979	57,567
Net loss per share, basic and diluted	$(0.23)	$(0.54)	$(1.00)	$(1.52)
The Company’s potentially dilutive securities, which include options to purchase shares of the Company's common stock and restricted stock subject to future vesting, have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. These are as follows (in thousands):

	September 30, 2024	September 30, 2023
Stock options to purchase common stock	9,069	8,843
Restricted stock units subject to future vesting	1,458	2,504
Expected shares to be purchased under Employee Stock Purchase Plan	698	1,502
Early exercised stock options subject to future vesting	—	98
Restricted stock awards subject to future vesting	—	29
Total	11,225	12,976
In addition to the potentially dilutive securities noted above, the Company also has the option under its agreement with Tempus to issue common shares upon the achievement of specified milestones. Please refer to Note 9, “Commitment and Contingencies” for further details. Because the necessary conditions for issuance of the shares had not been met as of September 30, 2024, the Company excluded these shares from the table above.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
13.     RELATED PARTIES
On December 1, 2017, the Company entered into a services agreement with Two River Consulting, LLC (Two River) to provide various clinical development, operational, managerial, accounting and financial, and administrative services to the Company. Arie Belldegrun, M.D., FACS, the Chairman of the Board of Directors, is the Chairman of Two River. Mr. Joshua Kazam and Mr. David Tanen, each a director of the Company, are each partners of Two River. During the three and nine months ended September 30, 2024, the Company incurred expenses of less than $0.1 million and $0.3 million, respectively, for these services. During the three and nine months ended September 30, 2023, the Company incurred expenses of less than $0.1 million, respectively, for these services.
In 2019, the Company entered into a consulting agreement with Bellco Capital, LLC (Bellco) to provide various executive services to the Company. Arie Belldegrun, M.D., FACS, the Chairman of the Board of Directors, is the Chairman of Bellco. The Company incurred expenses of less than $0.1 million for both the three and nine months ended September 30, 2024 and 2023 for these services.

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
Forward Looking Statements
This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this report, including statements regarding our strategy, future financial condition, future operations, research and development, preclinical studies, expected progress and milestones related to our preclinical programs, our plans to evaluate and explore a variety of potential strategic alternatives focused on maximizing stockholder value, the potential benefits of collaborations, projected costs, prospects, plans, and objectives of management, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology.
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

Overview
We are a biopharmaceutical company that has historically focused on the discovery and development of small molecule therapeutics that address deregulated transcription, a hallmark of cancer and autoimmune disease.
On November 13, 2024, we announced our decision to discontinue our clinical trial of istisociclib, our lead asset. Based on a review of emerging adverse events in the 80mg four-days-on, three-days-off expansion cohort of our Phase 1/2 clinical trial for istisociclib and an overall review of our business, we determined that the benefit-risk profile does not warrant further clinical evaluation.
Istisociclib (KB-0742) was generated from our optimization of a compound identified using our product engine. Istisociclib is an oral cyclin dependent kinase 9 (CDK9) inhibitor, and was being developed for the treatment of MYC-amplified and other transcriptionally addicted solid tumors. We had initiated the Phase 2 portion of our Phase 1/2 clinical trial for istisociclib (KB-0742), and enrolled an expansion cohort for platinum-resistant patients with high-grade serous ovarian cancer (HGSOC). The decision to discontinue the development of istisociclib resulted from a recent safety assessment from the ongoing Phase 1/2 clinical trial patients with platinum-resistant high-grade serous ovarian cancer. Out of seven enrolled patients, five exhibited neurological events as characterized by involuntary movements, confusion, and hallucinations ranging from Grade 1 to Grade 3. Of those five patients, three discontinued due to the adverse events, and two reduced the dose of istisociclib.
Considering the discontinuation of our istisociclib program and the clinical development timelines of our additional pipeline candidates, our board of directors retained an independent financial advisor to initiate a formal process to evaluate potential strategic alternatives focused on maximizing stockholder value, including, but not limited to, an acquisition, merger, reverse merger or other business combination, sales of assets, or other strategic transactions. If we do not successfully consummate a strategic alternative, our board of directors may decide to pursue a dissolution and liquidation of our company. As we evaluate potential strategic alternatives, we are exploring options for both KB-9558 and KB-7898, including potential partnerships.
The disclosures throughout this report include discussions regarding our historical operations along with (i) potential risks related to our continued preclinical development of KB-9558 and KB-7898 and (ii) potential risks that could arise if we or a third party pursue further research, development or clinical trials in the future. Our evaluation of potential strategic alternatives entails numerous significant risks and uncertainties, including those set forth in Part II, Item 1A of this report under the heading “Risk Factors.”
KB-9558, which inhibits the lysine acetyltransferase (KAT) domain of p300, a critical node of the IRF4 TRN, is in preclinical development for the treatment of multiple myeloma and human papillomavirus (HPV)-driven tumors. IRF4 is a key transcription factor driver in multiple myeloma and KB-9558 selectively targets its activity. KB-9558 is currently in IND-enabling studies. We have also evaluated the role of KB-9558 as a potential therapeutic for HPV-driven tumors based on its ability to inhibit transcription of the viral oncoproteins.
Our third internally developed molecule, KB-7898, is a p300 KAT inhibitor for the treatment of Sjogren’s disease, a chronic autoimmune disease that is characterized by the production of autoantibodies, chronic inflammation and lymphocytic infiltration of the exocrine glands that lead to uncomfortable dryness symptoms, known as sicca. KB-7898 is being developed as an orally available therapy for people with Sjogren’s disease and is in preclinical development. p300 is an important co-factor for IRF4 to enact immune responses across multiple cell types, including those that produce antibodies (B cells) and cytokines (T cells). Given this, we intend to explore the utility of KB-7898 in other autoimmune diseases in the future.
In the first quarter of 2024, we announced corporate restructuring plans designed to optimize our resource allocation and contain costs. These restructuring efforts included the February 2024 restructuring in which we eliminated three executive officer roles including the Chief Medical Officer, the Chief Scientific Officer, and the Chief Operating Officer and General Counsel, and the March 2024 restructuring in which we reduced our workforce by approximately 21%. For the February 2024 restructuring, total costs of $5.5 million were recorded for the nine months ended September 30, 2024, including stock-based compensation of $4.4 million resulting from acceleration in full of outstanding unvested stock option and stock awards at the separation date for the three officers. For the March 2024 restructuring, costs of $0.6 million were recorded during the nine months ended September 30, 2024. Refer to Note 6 “Restructurings” to our condensed financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details. We intend to implement significant expense reduction strategies while we explore strategic alternatives for our company and our pipeline assets.

On May 20, 2024, our board of directors appointed Deborah Knobelman, Ph.D. as our Chief Financial Officer, principal financial officer and principal accounting officer, replacing Sandra Gardiner in such capacities, and as our Chief Operating Officer, with such appointments effective on June 3, 2024.
Since our formation, we have incurred significant operating losses, primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. Our net losses were $14.1 million and $31.4 million for the three months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $569.1 million. As of September 30, 2024, we had $124.9 million of cash, cash equivalents and investments. We expect to continue to incur net losses for the foreseeable future, and we may incur additional losses not currently contemplated due to events that may occur as a result of, or that are associated with, pursuing and evaluating potential strategic alternatives for our company and its pipeline assets.
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
Amended Tempus Research and Development Agreement
In October 2021, as subsequently amended in April 2023, we entered into an agreement for research and development services (the Amended Tempus Agreement) with Tempus AI, Inc. (formerly known as Tempus Labs, Inc., and referred to herein as Tempus), pursuant to which Tempus agreed to provide us with research and development services for a period of four years, with the option to decline to have the Term extend into year four. The three primary services are analytical services, data licensing, and organoid services. We have utilized the services contemplated under the Amended Tempus Agreement to advance the development of istisociclib (KB-0742) and KB-9558.
In consideration for access to the services throughout the term of the Amended Tempus Agreement, we have agreed to pay an annual minimum commitment of $1.5 million in year one, $2.5 million in year two, and $3.0 million in year three. We declined to extend the term of the Amended Tempus Agreement into year four. Payments are made in quarterly installments. As of September 30, 2024, we have paid cumulatively $7.0 million under the Amended Tempus Agreement, including $0.8 million and $2.3 million paid for the three and nine months ended September 30, 2024, respectively, and $1.0 million and $2.9 million during the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, we had no remaining non-cancellable purchase commitments under this agreement.

We are required to make milestone payments upon successful achievement of certain regulatory milestones for istisociclib (KB-0742), lanraplenib, and other discovery pipeline compounds up to a combined maximum of $22.4 million. For each milestone payment that becomes due, we have the right to pay up to 50% of such milestone payment amount in shares of our common stock as long as certain regulatory requirements are met. As of September 30, 2024 and December 31, 2023, we determined that achievement of the milestones were not probable, therefore, no corresponding liability was recorded in either period.
Components of Our Results of Operations
Revenues
As of September 30, 2024, our revenue has been exclusively generated from our collaboration and license agreement with Genentech. We received a $20.0 million upfront payment from Genentech in February 2023 and are eligible for additional milestone payments upon achievement of certain preclinical, clinical and regulatory (including first-sale) milestones. We recognize revenue from upfront payments over the term of our estimated period of performance under the agreement using a cost-based input method for the entire performance obligation.
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
When working on multiple research and development programs at any one time, we track our direct costs by the stage of program, clinical or preclinical. However, our internal costs, employees and infrastructure are not directly tied to any one program and are deployed across multiple programs. As such, we do not track indirect costs on a specific program basis.

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
We expect to maintain the general and administrative function for the foreseeable future to support personnel in research and development and to support our operations generally as we execute on our plan to evaluate strategic alternatives for the Company. We also expect to continue to incur expenses associated with operating as a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, and investor and public relations costs.
Impairment of long-lived assets and restructuring
At each reporting period, we review for impairment indicators for our long-lived assets. The sustained decline in our market capitalization as compared to our net asset value remained as the indicator of impairment, in addition to our shift in strategy to consider subleasing both the Massachusetts and California facilities. We determined all of our long-lived assets represent a single asset group for the purpose of the long-lived asset impairment assessment. We concluded that the carrying value of the single asset group was not recoverable as it exceeded the future net undiscounted cash flows that are expected to be generated from the use and eventual disposition of the assets therefore, we recognized an impairment charge during the nine months ended September 30, 2024.
In early 2024, we announced corporate restructuring plans designed to optimize our resource allocation and contain costs. In connection with the restructuring plans and related severance agreements, we recorded the following costs in restructuring expense in the first three months of 2024: (1) one-time employee termination benefits such as severance and related benefit costs and (2) stock-based compensation expense resulting from the acceleration in full of outstanding unvested stock options and stock awards for certain employees at the separation date. The Company announced in November 2024 that it will be implementing expense reduction strategies while it evaluates strategic alternatives for the Company. Any restructuring costs related to these activities will be recorded as restructuring expense.
Interest Income and Other Expense, Net
Interest income and other expense, net primarily consists of interest earned on our cash, cash equivalents and investments.

Results of Operations
Comparison of Three Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Revenue	$2,370	$917	$1,453
Operating expenses:
Research and development	12,268	25,344	(13,076)
General and administrative	5,818	9,398	(3,580)
Impairment of long-lived assets and restructuring	—	—	—
Total operating expenses	18,086	34,742	(16,656)
Loss from operations	(15,716)	(33,825)	18,109
Other income (expense), net:
Interest income and other expense, net	1,608	2,451	(843)
Total other income (expense), net	1,608	2,451	(843)
Net loss	$(14,108)	$(31,374)	$17,266

Revenue
Revenue was $2.4 million for the three months ended September 30, 2024 compared with $0.9 million for the three months ended September 30, 2023. The Collaboration and License Agreement with Genentech was entered into in January 2023. We recognize revenue from upfront payments over the term of our estimated period of performance under the agreement using a cost-based input method for the entire performance obligation. The increase of $1.5 million was primarily due to the increased full time equivalent work performed under the Collaboration and License Agreement with Genentech, during the current period compared to the prior year period.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Direct Costs	$6,565	$14,915	$(8,350)
Indirect Costs:
Personnel	3,474	8,108	(4,634)
Facilities, depreciation and other expenses	2,229	2,321	(92)
Total research and development expenses	$12,268	$25,344	$(13,076)

Research and development expenses were $12.3 million for the three months ended September 30, 2024 compared with $25.3 million for the three months ended September 30, 2023. The decrease of $13.1 million was primarily due to a decrease of $4.6 million in personnel costs and a decrease of $8.4 million in direct costs, which consist of consulting and other outside research expenses. The decrease in personnel costs was primarily attributable to a $2.5 million decrease in stock-based compensation expense and a decrease of $2.1 million in salary and benefit costs as a result of reduced headcount in our research and development organization from the prior year period. The decrease in consulting and other outside research expenses was primarily a result of the discontinuation of our lanraplenib trial in the fourth quarter of 2023 and the narrowed focus in our istisociclib (KB-0742) trial to platinum resistant-patients with high-grade serous ovarian cancer (HGSOC).
General and Administrative Expenses
General and administrative expenses were $5.8 million for the three months ended September 30, 2024 compared with $9.4 million for the three months ended September 30, 2023. The decrease of $3.6 million was primarily due to a $1.8 million decrease in stock-based compensation and $1.4 million decrease in personnel expenses as a result of reduced headcount in our general and administrative organization after the restructurings and a $0.2 million decrease in professional fees primarily attributable to a reduction in insurance premiums and other professional services.
Impairment of long-lived assets and restructuring
Impairment of long-lived assets
During both the three months ended September 30, 2024 and 2023, the Company did not recognize any non-cash impairment charges related to our operating lease right-of-use assets.
Please refer to Note 7, “Impairment of Long-lived Assets” for further details.
Restructuring
During both the three months ended September 30, 2024 and 2023, the Company did not incur any material restructuring costs.
Comparison of Nine Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Revenue	$7,578	$4,002	$3,576
Operating expenses:
Research and development	$40,255	$65,811	$(25,556)
General and administrative	19,692	$29,761	(10,069)
Impairment of long-lived assets and restructuring	13,364	$2,916	10,448
Total operating expenses	73,311	$98,488	(25,177)
Loss from operations	(65,733)	(94,486)	28,753
Other income (expense), net:
Interest income and other expense, net	5,467	7,133	(1,666)
Total other income (expense), net	$5,467	$7,133	(1,666)
Net loss	$(60,266)	$(87,353)	$27,087

Revenue
Revenue was $7.6 million for the nine months ended September 30, 2024 compared with $4.0 million for the nine months ended September 30, 2023. The Collaboration and License Agreement with Genentech was entered into in January 2023. We recognize revenue from upfront payments over the term of our estimated period of performance under the agreement using a cost-based input method for the entire performance obligation. The increase of $3.6 million was primarily due to the increased full time equivalent work performed under the Collaboration and License Agreement with Genentech, during the current period compared to the prior year period.
Research and Development Expenses
The following table summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Direct Costs	$21,839	$34,892	$(13,053)
Indirect Costs:
Personnel	$11,695	$24,222	$(12,527)
Facilities, depreciation and other expenses	6,721	6,697	24
Total research and development expenses	$40,255	$65,811	$(25,556)
Research and development expenses were $40.3 million for the nine months ended September 30, 2024 compared with $65.8 million for the nine months ended September 30, 2023. The decrease of $25.6 million was primarily due to a decrease of $12.5 million in personnel costs and a decrease of $13.1 million in direct costs which consists of consulting and other outside research expenses. The decrease in personnel costs was primarily attributable to a $6.8 million decrease in stock-based compensation expense and a decrease of $5.7 million in employee salary and benefit costs as a result of reduced headcount in our research and development organization from a year ago. The decrease in consulting and other outside research expenses was primarily related to the discontinuations of our Phase 3 entospletinib trial in 2022 and our Phase 1b/2 lanraplenib trial in 2023, as well as the narrowed focus in our istisociclib (KB-0742) trial to platinum resistant-patients with high-grade serous ovarian cancer (HGSOC).
General and Administrative Expenses
General and administrative expenses were $19.7 million for the nine months ended September 30, 2024 compared with $29.8 million for the nine months ended September 30, 2023. The decrease of $10.1 million was primarily due to a $5.5 million decrease in stock-based compensation, a $2.6 million decrease in personnel expenses as a result of reduced headcount in our general and administrative organization after the restructuring, a $1.1 million decrease in professional fees primarily attributable to a reduction in insurance premiums and other professional services, and a decrease of $0.8 million in facilities, depreciation and other expenses.
Impairment of long-lived assets and restructuring
Impairment of long-lived assets
During the nine months ended September 30, 2024, the Company recognized a non-cash impairment charge of $7.1 million, including $5.4 million to our operating lease right-of-use assets and $1.7 million to our leasehold improvements.
During the nine months ended September 30, 2023, the Company recognized a non-cash impairment charge of $2.9 million, including $2.3 million for the right-of-use assets and $0.6 million for the leasehold improvements.
Please refer to Note 7, “Impairment of Long-lived Assets” for further details.
Restructuring
During the nine months ended September 30, 2024, two restructurings occurred, with total costs of $6.2 million, including non-cash stock-based compensation of $4.4 million. For the February 2024 restructuring, costs of $5.5 million were recorded, including non-cash stock-based compensation of $4.4 million. For the March 2024 restructuring, costs of $0.6 million were recorded.

During the nine months ended September 30, 2023, the Company did not incur any material restructuring costs.
Please refer to Note 6, “Restructurings” for further details.
Liquidity and Capital Resources
Sources of Liquidity
To date, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever.
As of September 30, 2024, we had cash, cash equivalents and investments of $124.9 million. We expect that our cash, cash equivalents and investments as of September 30, 2024 will enable us to fund our planned operating expenses and capital expenditure requirements for 12 months from the issuance of these financial statements.
Material Cash Requirements
Our primary use of cash is to fund operating expenses, which has historically consisted primarily of research and development expenditures related to our therapeutic discovery and preclinical development efforts and clinical development of istisociclib (KB-0742), KB-9558, and KB-7898, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
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
We intend and need to raise additional capital through the issuance of equity securities, debt financings or other sources in order to continue our operations. However, if such financing is not available when needed and at adequate levels, we will need to reevaluate its operating plan and may be required to delay the development of our product candidates. Failure to manage discretionary spending, raise additional financing or execute on a strategic alternative, may adversely impact our ability to achieve our intended business objectives.
The future viability of our Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. Our failure to raise capital as and when needed could have a material adverse effect on our financial condition and ability to pursue business strategies, including such as those announced on November 13, 2024, which includes the exploration of strategic alternatives to maximize stockholder value and implementation of significant expense reduction strategies. We may not be able to obtain financing on acceptable terms, or at all, and we may not be able to enter into collaboration arrangements or obtain government grants. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If we are unable to obtain funding, we could be forced to delay, reduce, or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects. In the event that we require additional funding, there can be no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund our continuing operations, if at all.

Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash used in operating activities	$(52,600)	$(53,558)
Cash provided by investing activities	63,075	34,808
Cash provided by financing activities	163	376
Net increase/(decrease) in cash and cash equivalents	$10,638	$(18,374)
Operating Activities
During the nine months ended September 30, 2024, cash used in operating activities was $52.6 million and consisted of our net loss of $60.3 million, adjusted for non-cash charges of $12.7 million and changes in operating assets and operating liabilities, net, of $12.6 million. The non-cash charges primarily consisted of impairment of long-lived assets and restructuring of $11.8 million, stock-based compensation of $7.6 million, non-cash lease expense of $2.0 million, accrued interest on investment securities of $0.1 million, and depreciation of $1.3 million, partially offset by a decrease related to net amortization and accretion of investment securities of $2.4 million.
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
Investing Activities
During the nine months ended September 30, 2024, cash provided by investing activities was $63.1 million, consisting of purchases and maturities of marketable securities, net.
During the nine months ended September 30, 2023, cash provided by investing activities was $34.8 million, consisting of $170.8 million in purchases of available-for-sale securities and $0.6 million for the purchase of property and equipment, partially offset by $206.3 million in maturities of marketable securities.
Financing Activities
During the nine months ended September 30, 2024, net cash provided by financing activities was $0.2 million, consisting of proceeds from issuance of common stock under the employee stock purchase plan.
During the nine months ended September 30, 2023, net cash provided by financing activities was $0.4 million, consisting of proceeds from issuance of common stock under the employee stock purchase plan of $0.3 million and proceeds from issuance of common stock upon exercise of stock options of $28,000.
Contractual Obligations and Commitments
In March 2020, we entered into a lease agreement for our research and development operations facility in Cambridge, Massachusetts. The initial annual base rent was $4.1 million with rent payments escalating 3.0%

annually after the initial 12 payments. We executed a letter of credit for $2.0 million in connection with the lease. The remaining lease term is 6 years and 5 months.
In February 2021, we entered into a lease agreement for our office space in San Mateo, California. The initial annual base rent for the space was $1.2 million, and such amount increases by 3% annually on each anniversary of the premises commencement date. In connection with the lease, we made a one-time cash security deposit in the amount of $59,000. The lease commenced in April 2021 and terminates August 31, 2026.
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
We consider the assumptions and estimates associated with revenue, accrued research and development expenses, stock-based compensation, and impairment of long-lived assets to have the most significant impact on our condensed financial statements and therefore we consider these to be our critical accounting policies and estimates.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in litigation or other legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2024, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material effect on our business.

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
•Our activities to evaluate and pursue potential strategic alternatives may not result in any transaction or enhance stockholder value.
•We have incurred significant net losses since inception, and we expect to incur significant losses over the next several years and may not be able to achieve or sustain revenues or profitability in the future.
•We will need substantial additional funding to continue to operate. If we are unable to raise capital when needed, we will need to delay, reduce or terminate planned activities to reduce costs. Doing so will likely harm our ability to execute our business plans.
•We have a limited operating history and face significant challenges and will incur substantial expenses as we maintain our capabilities.
•Our discovery and development activities are focused on novel cancer and autoimmune disease therapeutics and it is difficult to predict the time and cost of product candidate development and the likelihood of obtaining regulatory approval.
•Our success depends in part on our ability to protect our intellectual property and our proprietary technologies.
•We rely on third parties, including independent clinical investigators, developers of companion diagnostics, and contract research organizations (CROs) to conduct certain aspects of our preclinical studies. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

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
Risks Related to Our Business, Financial Condition and Capital Requirements
Our activities to evaluate and pursue potential strategic alternatives may not result in any transaction or enhance stockholder value.*
Following the suspension of development activities of our lead product candidate, istisociclib, we have begun evaluating and exploring a variety of strategic alternatives focused on maximizing stockholder value, including, but not limited to, an acquisition, merger, reverse merger, other business combination, sales of assets or other strategic transactions. Our ability to successfully execute on a strategic alternative is dependent on a number of factors and we may not be able to execute upon a transaction or other strategic alternative upon favorable terms within an advantageous timeframe and recognize significant value for our assets, if at all. Additionally, the negotiation and consummation of a transaction or other strategic alternative may be costly and time-consuming. Any executed strategic alternative may not result in anticipated savings or other economic benefits, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business.
The market price of our common stock may reflect a market assumption that a strategic alternative will occur, and a failure to complete a strategic alternative could result in negative investor perceptions and could cause a decline in the market price of our common stock, which could adversely affect our ability to access the equity and financial markets, as well as our ability to explore and enter into different strategic alternatives. There can be no certainty that any strategic alternative will be completed, be on attractive terms, enhance stockholder value or deliver the anticipated benefits, and successful integration or execution of the strategic alternatives will be subject to additional risks. In addition, potential strategic alternatives that require stockholder approval may not be approved by our stockholders. If we do not successfully consummate a strategic alternative, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation, the amount of cash that will need to be reserved for commitments and contingent liabilities. Depending on these factors, the amount available for distribution to our common stockholders could be as low as zero and result in a total loss of investment to our stockholders.
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

We have incurred significant net losses in each period since we commenced operations in June 2017. For the three months ended September 30, 2024 and 2023, we reported net losses of $14.1 million and $31.4 million, respectively. As of September 30, 2024, we had an accumulated deficit of $569.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:
•conduct preclinical research and close out clinical trials for our current and future product candidates;
•continue our research and development efforts;
•experience any delays or encounter any issues with any of the above, including but not limited to failed studies, negative or mixed clinical trial results, safety issues or other regulatory challenges, the risk of which in each case may be exacerbated by a health epidemic or pandemic;
•obtain, expand, maintain, enforce and protect our intellectual property portfolio; and
•hire or retain additional clinical, regulatory and scientific personnel.
Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses we will incur. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability, if ever, to generate revenue from our product candidates. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
We have not generated any revenue from our product candidates and may never be profitable.*
Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from any of our product candidates. We do not expect to generate significant revenue unless we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, our product candidates. If we decide in the future to continue to develop our pipeline product candidates, our product candidates will require additional clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we could generate any revenue from product sales. Our ability to generate revenue from our product candidates depends on a number of factors, including, but not limited to:
•timely completion of our preclinical studies and future clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;
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

•the willingness of physicians, operators of clinics and patients to utilize or adopt any of our product candidates or future product candidates over or to use in combination with alternative or more established therapies;
•the actual and perceived availability, cost, risk profile and side effects and efficacy of our product candidates, if approved, relative to existing and future alternative therapies and competitive product candidates and technologies;
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
If we pursue further development of any of our product candidates, we will need substantial additional funding. If we are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate our product development programs or commercialization efforts.*
In November 2024, we announced the suspension of the development of our lead product candidate, istisociclib, while we explore options for our company and our remaining internally developed preclinical assets. If we pursue further development of our preclinical assets, we expect our expenses to increase substantially in connection with any future discovery, preclinical and clinical development activities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we would need to obtain substantial additional funding in connection with our such operations. We cannot be certain that additional funding will be available on acceptable terms, or at all. Further, geopolitical events such as the war between Russia and Ukraine (and responses by the United States and certain other countries, including significant sanctions and trade actions against Russia), the conflict in the Middle East and risk of further expansion, inflation, high interest rates, bank failures, or a health epidemic or pandemic, could adversely affect the economy and financial markets in general and our ability to raise additional capital. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our discovery and preclinical development programs or any future clinical trials and commercialization efforts.

We had $124.9 million of cash, cash equivalents and investments as of September 30, 2024. We believe that, based upon our current operating plan, our existing capital resources will enable us to fund our planned operating expenses and capital expenditure requirements for 12 months from the issuance of these financial statements. However, we have based this estimate on our current development plans and assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control, including as a result of global supply chain issues, inflation, high interest rates, bank failures, or a health epidemic or pandemic. In any event, our future capital requirements will depend on many factors, including:
•the success of our activities to evaluate and pursue strategic alternatives;
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
Our recently implemented corporate restructuring, along with our anticipated upcoming restructuring, intended to optimize our resource allocation and contain costs may not have the benefits we expect.*
Beginning in the fourth quarter of 2023, we implemented corporate restructuring plans designed to optimize our resource allocation and contain costs. In connection with the restructuring plans, in November 2023, we reduced our workforce by approximately 19%, and in March 2024, we implemented a further 21% reduction in force. In addition, as part of these restructuring efforts we eliminated three executive officer positions; our former Chief Medical Officer, Chief Scientific Officer, and Chief Operating Officer and General Counsel departed us in February 2024 and transitioned to strategic advisor roles. These reductions in workforce may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended workforce reduction, a decrease in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the restructuring, all of which may have an adverse effect on our results of operations or financial condition. Our ability to retain our key employees is also critical to our ability to effectively manage our resources to consummate a potential strategic transaction. In addition, while positions have been eliminated, certain functions necessary to our reduced operations will remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition and results of operations.

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
Risks Related to the Discovery and Development of our Product Candidates
We have a limited operating history and face significant challenges and will incur substantial expenses as we maintain our capabilities.*
We were incorporated in June 2017. We have a limited operating history and are subject to the risks inherent in an emerging company, including, among other things, risks that we may not be able to hire and retain sufficient qualified personnel and establish operating controls and procedures. We currently do not have complete in-house resources to enable our operations. We expect to encounter risks and uncertainties frequently experienced by companies in new and rapidly evolving fields. If we are unable to continue to maintain our capabilities, our operating and financial results could differ materially from our expectations, and our business could suffer.
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
Our discovery and development activities are focused on novel cancer and autoimmune disease therapeutics and it is difficult to predict the time and cost of product candidate development and the likelihood of obtaining regulatory approval.*
The discovery and development of novel therapeutics for cancer and autoimmune diseases by targeting deregulated transcription is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although we believe, based on our preclinical work, the TRNs targeted by our programs drive oncogenic activity and autoimmune disease, future clinical results may not confirm this hypothesis.
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
Similarly, for the treatment of autoimmune disease, patients’ disease may be categorized as mild, moderate or severe, depending on standard-of-care classifications.
Our projections of both the number of people who have the cancers and autoimmune conditions we are targeting, as well as the subset of people with these cancers or autoimmune diseases who qualify for a particular therapy, either by disease classification or lines of prior therapy, and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new therapies may change the estimated incidence or prevalence of the cancers or autoimmune diseases that we are targeting. Consequently, even if our product candidates are approved for a second or third line of therapy, the number of patients that may be eligible for treatment with our product candidates may turn out to be much lower than expected. In addition, we have not yet conducted market research to determine how treating physicians would expect to prescribe a product that is approved for multiple tumor types if there are different lines of approved therapies for each such tumor type.
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

If we are successful in developing and receiving approval for KB-9558, we would expect it would compete against various p300 inhibitors that are currently in early-stage clinical development if they are ultimately approved, including: (a) inobrodib a p300/CBP Bromodomain inhibitor, being developed by CellCentric in Phase I/II; (b) FT-7051 a p300/CBP BRD inhibitor being developed by Pathos; (c) EP31670 a p300/CBP BRD inhibitor being-developed by Epigenetix; (d) TT125-802, p300/CBP BRD inhibitor, being developed by Tolremo; and (e) AUR-107, a p300/CBP BRD inhibitor being developed by Aurigene.
If we are successful in developing and receiving approval for KB-7898, we would expect it would compete against various treatments for Sjoren’s Syndrome that are currently in clinical development if they are ultimately approved, including: (a) ianalumab (VAY736), a BAFF-R Mab being developed by Novartis, (b) deucravacitinib (SOTKTU), a TYK2 inhibitor being developed by Bristol Myers Squibb, (c) dazodalibep (VIB4920), a CD40L antagonist being developed by Amgen, (d) telitacicept, a BlyS and April neutralizer being developed by RemeGen, (e) bariicibinib (OLUMIANT), a JAK 1/2 inhibitor being developed by Eli Lilly, (f) nipocalimab, an anti-FcRn inhibitor being developed by Johnson & Johnson, (g) iscalimab, an anti-CD40 mAb being developed by Novartis, (h) anifrolumab, an anti-IFNalpha mAb being developed by AstraZeneca, (i) efgartigimod, an anti-FcRn inhibitor being developed by Argenx, and (j) ASP45502, a STING inhibitor being developed by Astellas.
We also expect that our product candidates, if approved, will compete against more established therapies, such as agents to treat MYC-amplified solid tumors and other transcriptionally addicted cancers and other established therapies in multiple myeloma, platinum-resistant HGSOC, HPV-driven tumors and Sjogren’s disease.
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
For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to President Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the Inflation Reduction Act, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2025, HHS announced the agreed-up reimbursement price of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for negotiation in 2025. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. In addition, Congress is considering other health reform measures. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program, or SIP, proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.
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

Risks Related to Our Reliance on Third Parties
We rely on third parties, including independent clinical investigators, developers of companion diagnostics, and CROs to conduct certain aspects of our preclinical studies. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.*
We have relied upon and plan to rely in the future upon third parties, including independent clinical investigators, developers of companion diagnostics, and CROs, to conduct certain aspects of our preclinical studies and to monitor and manage data for our ongoing preclinical and clinical programs.
We rely or will rely on these parties for execution of our preclinical studies and potential future clinical trials, and may not control, or will only control certain aspects of, their activities. Nevertheless, we are or will be responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our products candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Moreover, our business may be adversely affected if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
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
We will rely on third parties to manufacture our product candidate supplies, and we may rely on third parties to produce and process our product candidates, if approved.*
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely for the foreseeable future, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that we may commercialize. In this regard, we need to obtain our inventory of active pharmaceutical ingredients (APIs) and clinical drug supply for KB-9558, and KB-7898 from third-party manufacturers. We do not currently have arrangements in place for redundant supply for APIs or our clinical product candidate.
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

Manufacturing our product candidates is complex and we may encounter difficulties in production. If we encounter such difficulties, our ability to provide supply of our product candidates for preclinical studies and clinical trials could be delayed or stopped.*
The process of manufacturing our product candidates is complex and highly regulated.
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
Risks Related to Information Technology and Business Continuity
Our information technology systems, or those used by our third-party CROs or other contractors or consultants, may fail, be disrupted or suffer security breaches, which could result in a material disruption of our discovery and development programs or otherwise materially and adversely affect our business.
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

We may be unable to comply with the applicable continued listing requirements of The Nasdaq Global Select Market.*
Our common stock is currently listed on The Nasdaq Global Select Market, or Nasdaq. In order to maintain this listing, we must satisfy minimum financial and other continued listing requirements and standards, including a minimum closing bid price requirement for our common stock of $1.00 per share. In November 2024, we received a letter from The Nasdaq Stock Market advising us that for 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum price required for continued listing on The Nasdaq Global Select Market, and therefore we could become subject to delisting if our common stock does not meet the $1.00 minimum bid price for 10 consecutive trading days within the 180-day period following the date of the letter. There can be no assurance that we will be able to regain compliance with the $1.00 minimum bid price requirement or comply with Nasdaq's other continued listing standards in the future. If we are not able to regain compliance with the minimum bid price requirement within the allotted 180-day period, we may be afforded an additional 180 days to regain compliance by transferring our shares to the Nasdaq Capital Market if we meet certain criteria. If we are not able to regain compliance in a timely manner, our shares of common stock would be subject to delisting. In the event that our common stock is delisted from Nasdaq, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.
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
As a public company, we incur significant legal, accounting and other expenses that te Company did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and will make some activities more time-consuming and costly.
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
We have recorded, and may be required to record in the future, significant charges if our long-lived assets become impaired.*
We test long-lived assets for impairment if changes in circumstances or the occurrence of events suggest impairment exists. Any significant change in market conditions, including a sustained decline in our stock price, the continued gap between our market capitalization and net asset value and the shift in strategy to consider subleasing our Massachusetts facility, that indicate a reduction in carrying value may give rise to impairment in the period that indicators are present. For example, as a result of the sustained decline in our stock price and related market capitalization and a general decline in equity values in the biotechnology industry, we performed an impairment assessment of long-lived assets in connection with the preparation of the condensed financial statements included in our Quarterly Report on Form 10-Q for the quarter ending June 30, 2023. Based on that assessment, we recognized a non-cash long-lived asset impairment charge of $2.9 million during the three months ended June 30, 2023. For the nine months ended September 30, 2024, we recognized a non-cash long-lived asset impairment charge of $7.1 million.
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
Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and investments. As of September 30, 2024, we have used $141.6 million of the net proceeds from our IPO for general corporate purposes, including product development and working capital purposes.
We expect to use the net proceeds from our IPO as described under “Use of Proceeds” in the final prospectus for the IPO, as filed with the SEC on October 9, 2020, except funds that would have been directed to entospletinib and lanraplenib are now expected to be directed to development activities related to istisociclib (KB-0742, KB-9558 and KB-7898, to discovery and preclinical development of additional product candidates, and to headcount costs, working capital and other general corporate purposes. We cannot predict with certainty all of the particular uses for the net proceeds from our IPO, or the amounts that we will actually spend on the uses set forth above. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors, including our ability to access additional financing, the relative success and cost of our research, preclinical and clinical development programs and whether we are able to enter into future licensing arrangements. As a result, our management will have broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from our IPO.

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

KRONOS BIO, INC.

Date:	November 13, 2024	By:	/s/ Norbert Bischofberger
Norbert Bischofberger, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2024	By:	/s/ Deborah Knobelman
Deborah Knobelman, Ph.D.
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)