Form 10-K
period 2024-12-31
Kronos Bio, Inc.
filed 2025-03-18
CIK 1741830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $46.3 million based on the closing price of the registrant’s common stock on that date of $1.24 per share, as reported by The Nasdaq Global Select Market.
As of March 13, 2025, the registrant had 60,969,214 shares of common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (SEC) subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant's 2025 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than April 30, 2025.

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
•If we pursue further development of any of our product candidates or any future product candidate, we will need substantial additional funding. If we are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate our product development programs or commercialization efforts.
•We have a limited operating history and face significant challenges and will incur substantial expenses as we maintain our capabilities.
•Our discovery and development activities have been, and any such future activities may be, focused on novel cancer and autoimmune disease therapeutics and it is difficult to predict the time and cost of product candidate development and the likelihood of obtaining regulatory approval.
•Our success depends in part on our ability to protect our intellectual property and our proprietary technologies.
•We rely, or will rely, on third parties, including independent clinical investigators, developers of companion diagnostics, and contract research organizations (CROs) to conduct certain aspects of our preclinical studies. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
•If our information technology systems or data, or those of the third parties with whom we work, are or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, regulatory investigations or actions, litigation, fines and penalties, interruptions to our operations such as any future clinical trials, claims that we breached our data protection obligations, harm to our reputation, and a loss of future customers or sales and other adverse consequences.
•Provisions in our corporate charter documents and under Delaware law could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.
•Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
•The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.
•We may be unable to comply with the applicable continued listing requirements of The Nasdaq Global Select Market.
•We could be subject to securities class action litigation.

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
In November 2024, we announced the discontinuation of our clinical trial for istisociclib (KB-0742), our internally discovered oral cyclin kinase 9 (CDK9) inhibitor, for the treatment of platinum-resistant high-grade serous ovarian cancer. Based on a review of emerging adverse events in the 80mg four-days-on, three-days-off expansion cohort of our Phase 1/2 clinical trial for istisociclib and an overall review of our business, we determined that the benefit-risk profile does not warrant further clinical evaluation.
In November 2024, we also announced a comprehensive review of strategic alternatives focused on maximizing stockholder value, including, but not limited to, an acquisition, merger, possible business combinations and/or a divestiture of the Company’s preclinical assets. We expect to devote substantial time and resources to exploring strategic alternatives in an effort to maximize stockholder value. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms, or at all. If we do not successfully consummate a strategic alternative, our board of directors may decide to pursue a dissolution and liquidation of our company. As we evaluate potential strategic alternatives, we are exploring options for both KB-9558 and KB-7898, including potential partnerships and divestiture. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value, or that we will make any additional cash distributions to our stockholders.
The disclosures throughout this report include discussions regarding our historical operations along with (i) potential risks related to our continued preclinical development of KB-9558 and KB-7898 and (ii) potential risks that could arise if we or a third party pursue further research, development or clinical trials in the future. Our evaluation of potential strategic alternatives entails numerous significant risks and uncertainties, including those set forth in Part I, Item 1A of this report under the heading “Risk Factors.”
Our Strategy

Following the decision by our Board of Directors in November 2024 to assess our strategic alternatives, suspend clinical, research, and development activities to conserve capital, and workforce reduction of approximately 83%, our focus has been on strategic alternatives that may include a sale, merger, divestiture of assets, licensing or other strategic transaction.

Our historical business model has been focused on becoming a leading biopharmaceutical company by discovering transformational small molecule modulators of historically challenging targets in cancer and other serious diseases, and then developing those product candidates through regulatory approval, and ultimately commercializing those agents, using a precision medicine approach for patient populations with high unmet medical need. We intended to do this by employing our proprietary product engine to discover and develop product candidates. Our product engine has enabled us to understand and target the activity of oncogenic transcription factors by first encoding their activity as transcription regulatory networks (TRNs) – highly integrated, structured, and diverse networks of transcription factor function across multiple data modalities. We then applied computational and network-guided learning approaches to identify and validate “critical nodes” – targets or mechanisms within TRNs that are selectively required for oncogenic transcription factor function within a specific disease indication. Finally, either using our proprietary Small Molecule Microarray (SMM) platform or other approaches, we have generated and advanced small molecule starting points into drug development candidates.

Istisociclib (KB-0742) Program To Date

The FDA cleared our IND for KB-0742 in December 2020. In February 2021, we initiated the dose escalation stage of our Phase 1/2 clinical trial of KB-0742 in cancer patients to evaluate its safety, PK and PD across multiple dose levels to identify a recommended dose and schedule.

Two-Stage Phase 1/2 Dose Escalation Clinical Trial

Following identification of a recommended Phase 2 clinical trial dose and schedule, we continued to assess maximum tolerated dose at higher doses or on alternative schedules within the study and in parallel enrolling expansion cohorts in biomarker-defined patient populations with transcriptionally addicted cancers, including MYC-amplified solid tumors. At the American Society of Clinical Oncology (“ASCO”) 2024 meeting, we presented data on 104 patients that had been in the dose escalation cohort and expansion cohorts up to the 60mg three-days-on, four-days-off dose. Based on the safety profile to date, and additional pharmacokinetic modeling, in July 2024 we decided to open an expansion cohort focused on platinum-resistant patients with high-grade serous ovarian cancer (HGSOC). Out of seven enrolled patients, five exhibited neurological events as characterized by involuntary movements, confusion and hallucinations ranging from Grade 1 to Grade 3. Of those five patients, three discontinued due to adverse events, and two reduced the dose of istisociclib.

In November 2024, we determined that the risk-benefit in platinum-resistant high-grade serous ovarian cancer did not support further development.

KB-9558 Program To Date

p300 KAT inhibition with KB-9558 selectively targets IRF4 dependency in multiple myeloma

IRF4 as a high value target in multiple myeloma

Although there have been significant therapeutic advances in multiple myeloma treatment over the last two decades, multiple myeloma remains an incurable disease with high clinical unmet need. Recently approved biologics and cell therapies have demonstrated high overall response rates but still have limited duration of response and median progression free survival of less than one year in penta-refractory multiple myeloma patients. Additionally, many of these biologic and cell therapies require hospital admission as part of their administration and adverse event management (e.g. cytokine release syndrome) and have limited patient access because administration is mostly restricted to academic centers, while most patients are being managed in the community setting. As a result, there remains high unmet need for orally bioavailable multiple myeloma therapeutics that can be safely administered in an outpatient and community setting.

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

Mapping of the IRF4 TRN reveals p300 as a critical node

To overcome challenges in direct IRF4 targeting, we utilized our product engine to map the IRF4 TRN in multiple myeloma and to identify actionable critical nodes. TRN maps are constructed by integrating multiple large experimental datasets relevant to transcription factor biology and structuring this data into directional graph networks. TRN maps are constructed with the following principles:

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
3.Data should be clinically and biologically relevant: As much as possible, data should be sourced from patient samples or models that faithfully recapitulate the relevant transcription factor biology and dependency. This is especially important for highly context-dependent data sources such as protein-protein interaction. In most cases, this data does not exist in the public domain and as such, we developed expertise in generating context relevant high-quality datasets internally.

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

We experimentally validated this hypothesis using in-house developed tool compounds targeting the p300 KAT domain as well as other chemical and genetic approaches. We confirmed not only that IRF4 and p300 physically interact, but that they share many more cofactors than would be expected by chance suggesting that they both are components of the same transcriptional complex. Consistent with their physical interaction, p300 and IRF4 bind to the same locations of the genome and genes bound by both p300 and IRF4 are preferentially impacted by p300 inhibition. Finally, we showed that p300 KAT activity was required to maintain active chromatin at IRF4 binding sites and that p300 substrates included many key multiple myeloma drivers and regulators including IKZF3 or Aiolos.

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

Developing KB-9558, our p300 KAT inhibitor development candidate

Our mechanistic insights into the p300 and IRF4 critical node relationship motivated the internal optimization and of our novel series of p300 KAT inhibitors to discover KB-9558, our development candidate. Although others have pursued p300 KAT inhibitor programs, none have entered the clinic to date. KB-9558 is an orally bioavailable small molecule with excellent pharmacological properties, no significant off target activity, and minimal potential for drug-drug interactions. At the time of the decision to pursue strategic alternatives, development of KB-9558 was paused at the end of 2024. The program was on track to start a Phase 1 study in multiple myeloma in the first half of 2025.

KB-7898 Program To Date

Leveraging the findings that p300 KAT inhibitors had in multiple myeloma, a plasma cell driven disease, we made the decision to pursue development of a second, chemically distinct p300 KAT inhibitor, KB-7898, for autoimmune indications. In October 2024, we announced KB-7898 as a development candidate intended for the treatment of Sjogren’s disease, a plasma cell-mediated autoimmune disease. Data supporting the use of p300 KAT inhibitors in autoimmune diseases, including Sjogren’s disease, was presented as an oral presentation in November 2024 at the American College of Rheumatology. At the time of the announcement of strategic alternatives, KB-7898 had begun IND-enabling studies and was subsequently put on pause.

Discovery product engine to map TRNs and target oncogenic transcription factor activity

Istisociclib, KB-9558, and KB-7898 all emerged from our internal product engine and serve as examples of how identifying critical nodes of transcription factors can provide a path towards developing therapeutics that target both oncogenic and other disease-related transcription factor activity.

Transcription factors are proteins that bind to specific DNA sequences on the genome and control how sets of genes are turned on and off. This ability to exert systematic control on gene expression underlies the functional importance of transcription factors and consequently, transcription factor activity is recurrently deregulated in many human diseases.

While there are examples of approved therapies that directly target transcription factor activity (such as those targeting the nuclear hormone family of transcription factors which contain ligand binding domains, or those which act as molecular glues that degrade zinc finger transcription factors), transcription factors as a class remain challenging drug targets for two reasons. First, most are considered intrinsically disordered proteins, which means that the purified protein fails to adopt a defined structure, rendering most biochemical and biophysical drug screening approaches unusable. Second, most transcription factors lack active sites or “ligandable” pockets within their protein structure that can be used to modulate their activity. The core biological activity of transcription factors is their ability to recruit cofactors and form large multi-subunit protein complexes on the genome; however, it is only in a cellular context that transcription factors bind to such cofactors and form a unique and defined protein structure. To overcome these two challenges, we believe transcription factors must be drugged in their appropriate physiological context.

Our product engine addressed the challenges of directly targeting transcription factors by mapping and understanding transcription factor activity within the context of its TRN. By mapping a specific TRN, we believe we are better able to understand the context of transcription factor dependency, which can inform both model selection at the discovery stage and patient biomarker strategy in the clinic. Additionally, TRN maps enumerate the specific inputs and outputs of gene expression, which can provide insights into how TRNs can be perturbed as well as direct readouts of TRN perturbation. Such direct readouts are crucial in enabling the development of assays to identify on-target TRN perturbation and to distinguish selective inhibition of transcription factor activity from less desirable global inhibition of transcription. Understanding the structure of a TRN also helps inform our target selection. In an oncogenic TRN, many parallel signals and feedback loops converge to define and drive cancer. Dysregulated transcription factors are the proteins that directly control aberrant transcription of the genome and are critical nodes in oncogenic TRNs. These TRNs may also contain additional critical nodes of signaling or epigenetic regulation that play an essential role in perpetuating the oncogenic TRN. Our core hypothesis is that TRNs are most easily targeted by drugging their critical nodes. We believe these critical nodes present attractive therapeutic targets that expand the opportunity to target transcription factor activity in cancer. By potentially collapsing the oncogenic TRN, therapies directed to these targets hold the promise of limiting potential mechanisms for resistance.

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

Strategic Agreements

Genentech Collaboration Agreement

On January 6, 2023, we entered into a Collaboration and License Agreement (the “Collaboration Agreement”) with Genentech, Inc. and F. Hoffman-La Roche Ltd (together, “Genentech”). Pursuant to the agreement, the parties agreed to initially collaborate on two discovery research programs in oncology, each focused on a designated transcription factor, to discover small-molecule GLP-Tox-ready candidates that modulate transcription factor targets selected by Genentech. Each discovery research program primarily consisted of (i) a mapping phase with the goal of identifying the transcription regulatory network for such designated transcription factor, and (ii) a screening phase having the goal of identifying and characterizing multiple screening hits suitable for nomination as a preclinical development program.

We led discovery and research activities under the discovery research programs and used our proprietary drug discovery platform, including our SMM, for hit finding. Following the completion of initial discovery and research activities, Genentech had the exclusive right to pursue further preclinical and clinical development and commercialization of compounds identified in the discovery research programs and designated by Genentech (each, a Hit Program).

Pursuant to the agreement, we received an upfront payment of $20.0 million from Genentech. In addition, we were eligible for additional milestone payments upon achievement of certain preclinical, clinical and regulatory (including first-sale) milestones, totaling up to $177.0 million for the first development candidate per hit program, and were eligible to receive net sales milestones of up to $100.0 million for the first licensed product per hit program. We were also eligible to receive tiered royalties in the low- to high-single digits on any products that are commercialized by Genentech as a result of the collaboration.

The initial term of the discovery research programs was 24 months, which was able to be extended by six months at our option subject to satisfying certain conditions.

On December 20, 2024, we entered into a Transition Agreement and Mutual General Release (“Transition Agreement”) with Genentech, pursuant to which we and Genentech agreed to void and cancel all of the parties’ respective rights and obligations under the Collaboration Agreement. Pursuant to the Transition Agreement, we will transfer and assign to Genentech all small molecule compounds, materials, data, and intellectual property we generated in connection with the two discovery research programs (“Program Materials”), but excluding our proprietary drug discovery platform. We also granted to Genentech a perpetual, irrevocable, nonexclusive and fully paid up license under certain related intellectual property owned or controlled by us that is necessary or reasonably useful to exploit the Program Materials. The Transition Agreement has the effect of terminating the Collaboration Agreement, and provides for a general release of any actual or potential claims between us and Genentech relating thereto. In addition, the Transition Agreement cancels and voids any and all downstream payment obligations between the parties relating to or arising from the Collaboration Agreement or any programs or compounds arising thereunder. We made a one-time payment in connection with the termination of the Collaboration Agreement, which is intended to support the transition of all activities under the Collaboration Agreement to Genentech.

Manufacturing
We did not own or operate any manufacturing facilities. We relied on third parties for the manufacture of our product candidates for preclinical and clinical testing.
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

Intellectual Property
Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates KB-9558 and KB-7898, our future product candidates, if any, as well as novel discoveries, product development technologies, and know-how, if we decide to pursue further research, development or clinical trials in the future. Our commercial success may also depend in part on our ability to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy has been, and is, to develop and maintain protection of our proprietary position and freedom to operate by, among other means, filing, prosecuting, and maintaining, or in-licensing or acquiring U.S. and foreign patents and patent applications covering those products, technologies, inventions, and improvements that are important to our business.

We also have relied on, and may continue to rely on, on trademarks, trade secrets, know-how, continuing technological innovation, confidentiality agreements, and invention assignment agreements to develop and maintain our proprietary position. The confidentiality agreements are designed to protect our proprietary information and the invention assignment agreements are designed to grant us ownership of technologies that are developed by our employees, consultants, or other third parties. We seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in our agreements and security measures, either may be breached, and we may not have adequate remedies. In addition, our trade secrets may otherwise become known or independently discovered by competitors.

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

We actively assess our intellectual property portfolio to appropriately build our intellectual property around our product candidates and our discovery programs that are important to our business. Our patent portfolio in general includes patents and patent applications directed to KB-9558 and KB-7898, and our other research-stage candidates, all of which are solely owned by us. We also have patents and patent applications directed to entospletinib and KB-0742.

With respect to KB-9558, as of February 1, 2025, we have a pending Patent Cooperation Treaty (PCT) and foreign patent applications directed to the KB-9558 compound, compositions, analogs of KB-9558, and methods of treating p300-mediated diseases (e.g., multiple myeloma), providing patent protection through 2045 (nominal patent term, if granted), and a second pending PCT patent application directed to methods of treating p300-mediated diseases, providing patent protection through 2024 (nominal patent term, if granted). Nominal patent terms are determined as 20 years from the earliest non-provisional filing date to which priority is claimed, and do not take into account extensions that are or may be available.

With respect to KB-7898, as of February 1, 2025, we have pending PCT and foreign patent applications directed to the KB-7898 compound, compositions, analogs of KB-7898 and related methods of treatment, providing patent protection through 2044 (nominal patent term, if granted), and a second pending PCT patent application directed to methods of treating p300-mediated diseases (e.g., Sjogren’s), providing patent protection through 2045 (nominal patent term, if granted).

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

Since its enactment, there have been executive, judicial and Congressional challenges and amendments to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how any additional challenges and healthcare reform measures of the current administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers, which will remain in effect until 2032 absent additional congressional action. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective beginning January 1, 2024.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, presidential executive orders, and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. For example, the IRA, among other things, (i) directs the U.S. Department of Health and Human Services (HHS) to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for 7 years covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. In addition, individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program, or SIP, proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

Human Capital Resources

As of March 13, 2025, we had 10 full time employees. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our employees are essential to our success. We have been purposeful, within our resource constraints, in our efforts to develop and retain diverse talent as well as create an inclusive culture. We are investing in maintaining a work environment that prioritizes the health, safety and wellness of our team, and where our employees are inspired to deliver their best every day. All employees are responsible for upholding the Kronos Bio Code of Conduct, which forms the foundation of our policies and practices.

We are committed to creating and maintaining a diverse, inclusive and safe work environment. Our employees bring diversity to our workplace across many critical categories, and we believe our company is stronger as a result of their variety of experiences and backgrounds.

Compensation and Benefits

Our commitment to our employees starts with benefit and compensation programs that value employees’ contributions and offer financial and health programs for employees and their families. We strive to provide competitive compensation, benefits and services that serve to retain employees. Our compensation package includes market-competitive salary, bonuses and broad-based stock awards, healthcare and retirement benefits, and unlimited paid time off. Additionally, we continue to advance transparency in our pay and representation data by complying with all applicable statutory filing requirements.

Communication and Engagement

We strongly believe that Kronos Bio’s success depends on our employees understanding how their work contributes to the company’s overall mission and strategy. We strive to foster open and direct communication and seek to empower our employees to be our greatest ambassadors. We have used a variety of channels to facilitate this, including monthly business updates from the senior management team; regular town hall meetings, open forums and online platforms, and company-wide written communications; and employee engagement surveys.

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

Following the suspension of development activities of our lead product candidate, istisociclib, we have begun evaluating and exploring a variety of strategic alternatives focused on maximizing stockholder value, including, but not limited to, an acquisition, merger, reverse merger, other business combination, sales of assets or other strategic transactions. Our ability to successfully execute on a strategic alternative is dependent on a number of factors and we may not be able to execute upon a transaction or other strategic alternative upon favorable terms within an advantageous timeframe and recognize significant value for our assets, if at all. Additionally, the negotiation and consummation of a transaction or other strategic alternative may be costly and time-consuming. Any executed strategic alternative may not maximize or even enhance stockholder value, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business.

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

We have incurred significant net losses in each period since we commenced operations in June 2017. For the years ended December 31, 2024 and December 31, 2023, we reported net losses of $86.1 million and $112.7 million, respectively. As of December 31, 2024, we had an accumulated deficit of $594.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:
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
Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from any of our product candidates. We do not expect to generate significant revenue unless we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, our product candidates. If we decide in the future to continue to develop our pipeline product candidates, our product candidates will require additional preclinical and/or clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we could generate any revenue from product sales. Our ability to generate revenue from our product candidates depends on a number of factors, including, but not limited to:
•timely completion of our preclinical studies and future clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors or our ability to hire and retain clinical, regulatory, scientific, and other personnel to support our operations;
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
If we pursue further development of any of our product candidates or any future product candidate, we will need substantial additional funding. If we are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate our product development programs or commercialization efforts.
In November 2024, we announced the suspension of the development of our lead product candidate, istisociclib and the decision to explore strategic alternatives for our company and our remaining internally developed preclinical assets. If we pursue further development of our preclinical assets, we expect our expenses to increase substantially in connection with any future discovery, preclinical and clinical development activities. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we would need to obtain substantial additional funding in connection with our operations. We cannot be certain that additional funding will be available on acceptable terms, or at all. Further, geopolitical events such as the war between Russia and Ukraine (and responses by the United States and certain other countries, including significant sanctions and trade actions against Russia), the conflict in the Middle East and risk of further expansion, inflation, high interest rates, bank failures, or a health epidemic or pandemic, could adversely affect the economy and financial markets in general and our ability to raise additional capital. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate our discovery and preclinical development programs or any future clinical trials and commercialization efforts.
We had $112.4 million of cash, cash equivalents and investments as of December 31, 2024. We believe that, based upon our current operating plan, our existing capital resources will enable us to fund our planned operating expenses and capital expenditure requirements for 12 months from the issuance of these financial statements. However, we have based this estimate on our current development plans and assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control, including as a result of global supply chain issues, inflation, high interest rates, bank failures, or a health epidemic or pandemic. In any event, our future capital requirements will depend on many factors, including:
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
Our recently implemented corporate restructuring intended to optimize our resource allocation and contain costs may not have the benefits we expect.
In 2024, we implemented three corporate restructuring plans designed to optimize our resource allocation and contain costs. In connection with the most recent restructuring plan, in November 2024, we announced a reduction of our workforce by approximately 83%, expected to be completed by the end of March 2025. In addition, as part of these restructuring efforts, we eliminated all of our executive officers except our Chief Financial Officer and Chief Operating Officer, who we appointed to also serve as our President and interim Chief Executive Officer. These reductions in workforce may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended workforce reduction, a decrease in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the restructuring, all of which may have an adverse effect on our results of operations or financial condition. Our ability to retain our key employees is also critical to our ability to effectively manage our resources to consummate a potential strategic transaction. In addition, while positions have been eliminated, certain functions necessary to our reduced operations will remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition and results of operations.
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
We have not realized any benefits of our asset acquisition from Gilead and may not realize any benefits of any future acquisitions or strategic transactions.
In the third quarter of 2020, we completed the transfer from Gilead of a portfolio of selective, orally bioavailable small molecule SYK inhibitors, including entospletinib and lanraplenib. After a review of enrollment, we made the decision to close our Phase 3 trial of entospletinib to further enrollment in the fourth quarter of 2022. In this assessment, we projected significant delays due to several factors, including the operational challenges we faced enrolling a genetically defined subset of patients in the frontline setting, the impacts of COVID-19 on clinical trial site staffing and the loss of access to planned clinical trial sites in Ukraine and Russia. Patients who had already enrolled in the Phase 3 study were able to complete their course of treatment. Furthermore, in December 2023, we announced that we would not be continuing into the Phase 2 portion of the lanraplenib trial due to insufficient responses observed in the Phase 1b portion of the study. While we are open to partnering or asset sale opportunities for the development of entospletinib or lanraplenib, we have not realized any benefits from this transaction to date and any benefits we realize from the asset acquisition from Gilead in the future, if any, will be much more limited than we originally hoped.
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
Our discovery and development activities historically have been, and any future activities may be, focused on, novel cancer and autoimmune disease therapeutics and it is difficult to predict the time and cost of product candidate development and the likelihood of obtaining regulatory approval.
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
Risks Related to the Potential Commercialization of Our Product Candidates
If the market opportunities for our product candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, it will adversely affect our revenue potential and ability to achieve profitability.
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
•the availability of the approved product candidate for use as a combination therapy, where applicable;the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
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
The availability and extent of coverage and adequate reimbursement by third-party payors, including government health administration authorities, private health coverage insurers, managed care organizations and other third-party payors is essential for most patients to be able to afford expensive treatments. Sales of any of our product candidates that receive marketing approval will depend substantially, both in the United States and internationally, on the extent to which the costs of our product candidates will be covered and reimbursed by third-

party payors. If coverage is not available, or is available only to limited indications or strict coverage criteria, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize an adequate return on our investment. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize any product candidate for which we obtain marketing approval. In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics.
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
•changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
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
As a company, we have not completed any clinical trials of any product candidates, nor have we managed the regulatory approval process with the FDA or any other regulatory authority. The time required to obtain approvals from the FDA and other regulatory authorities is unpredictable, and requires successful completion of extensive clinical trials which typically takes many years, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when evaluating clinical trial data can and often change during drug development, which makes it difficult to predict with any certainty how they will be applied. We may also encounter unexpected delays or increased costs due to new government regulations, including future legislation or administrative action, or changes in FDA policy during the period of drug development, clinical trials and FDA regulatory review.
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

We have conducted, and may in the future conduct clinical trials for our product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.
We have conducted, and may in the future choose to conduct clinical trials outside the United States, or include study sites outside the United States, including in Europe or Asia. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the sole basis of foreign data unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence; and (iii) the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Otherwise, for studies that are conducted at sites outside of the United States and not subject to an IND and which are intended to support a marketing application, the FDA requires the clinical trial to have been conducted in accordance with good clinical practice (GCP) requirements and the FDA must be able to validate the data from the clinical trial through an onsite inspection if it deems such inspection necessary. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.
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

For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA), was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. There have been executive, judicial and Congressional challenges and amendments to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (the Inflation Reduction Act) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The Inflation Reduction Act also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and litigation, and the healthcare reform measures of the current administration will impact the ACA and our business.
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
For example, the Inflation Reduction Act, among other things, (1) directs HHS to negotiate the price of certain high-expenditure single-source drugs that have been on the market for 7 years covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. In addition, Congress is considering other health reform measures. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program, or SIP, proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.
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
We and the third parties with whom we work are subject to stringent and changing U.S. and foreign laws, regulations, and rules, contractual obligations, policies, industry standards, and other obligations related to data privacy and information security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims); fines and penalties; a disruption of our business operations; reputational hard; and other adverse business impacts.
In the ordinary course of business, we and the third parties with whom we work collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and sensitive data, including proprietary and confidential business data, trade secrets, sensitive third-party data, and patient health data in connection with our preclinical studies, clinical trials and our employees. Our data processing activities subject us to data privacy and information security laws and regulations, which among other things, impose certain requirements relating to the privacy, security and transmission of personal data. We are also subject to obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, and contractual requirements, that apply to our processing of sensitive information or processing of sensitive information on our behalf. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards that may legally or contractually apply to us.
In the United States, there are numerous federal, state and local privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal data, including federal and state health information privacy laws, federal and state security breach notification laws, and federal, state and local consumer protection laws (such as Section 5 of the Federal Trade Commission Act) and other similar laws (such as wiretapping laws), to which we are and may in the future become subject. In particular, regulations promulgated pursuant to HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), establish privacy and security standards that limit the use and disclosure of certain individually identifiable health data, or protected health data, by covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective business associates and their covered subcontractors, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health data and ensure the confidentiality, integrity and availability of electronic protected health data. Determining whether protected health data has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. Further, if we fail to comply or are perceived to have not fully complied with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face significant administrative, civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.
Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services if we become subject to these laws. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA applies to personal data of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA allows for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA and other state consumer privacy laws exempt some data processed in the context of clinical trials, these developments may increase legal risk and compliance costs for us and the third parties with whom we work.
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
Our employees and personnel use generative artificial intelligence (AI) technologies to perform certain work functions, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions have already and may in the future adopt similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.
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
We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA require our partners to impose specific contractual restrictions on their own service providers. We publish privacy policies and notices and other statements regarding data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, notices or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
These obligations have in the past and may in the future necessitate changes to our information technologies, systems, and practices and those of any third parties that process personal data on our behalf. In addition, these obligations may even require us to change our business model. We, or the third parties with whom we work, may at times fail (or be perceived to have failed) to do so. If we, or third parties with whom we work, fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.
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
We may need to obtain licenses or acquire intellectual property from third parties to advance our research or allow commercialization of our product candidates, and we cannot provide any assurances that third-party patents do not exist that might be enforced against our product candidates in the absence of such a license or acquisition. We may fail to obtain any of these licenses on commercially reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could materially harm our business, and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation. Licensing and acquisitions of intellectual property involve complex legal, business and scientific issues. Disputes may arise between us and our existing or future licensors and other third parties regarding intellectual property subject to a license or purchase agreement, including:
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
Moreover, the scope of claims in a patent application can be significantly reduced before any claims issue in a patent, and claim scope can be reinterpreted after issuance. Even if patent applications we currently have issue as patents in the future, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage.
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

Risks Related to Our Reliance on Third Parties
We have relied, and may rely, on third parties, including independent clinical investigators, developers of companion diagnostics, and CROs to conduct certain aspects of our preclinical studies. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
We have relied upon and plan to rely in the future upon third parties, including independent clinical investigators, developers of companion diagnostics, and CROs, to conduct certain aspects of our preclinical studies and to monitor and manage data for our ongoing preclinical programs.
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
We have used the services of CROs located in China for our preclinical programs. If we engage any CROs in foreign countries in furtherance of any of our research and development activities in the future, international tension or conflict with these countries in which such CROs are located could result in a material disruption in our contractual relationship with such CROs, which could delay or otherwise negatively impact progress in our preclinical programs.
The effects of the COVID-19 pandemic and government measures taken in response previously had a significant impact on our CROs, and they have in the past faced disruptions and in the future may face further disruption as a result of a health epidemic or pandemic which may affect our ability to initiate and complete our preclinical studies and future clinical trials.

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
We may form or seek strategic alliances, create joint ventures or collaborations, or enter into additional strategic arrangements with third parties that we believe will complement, augment or further the development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.
In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety, potency, purity and efficacy and obtain marketing approval. If we are unable to do so, we may have to curtail or suspend the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all.
Further, collaborations or other strategic arrangements involving our product candidates are subject to numerous risks, which may include the following:
•collaborators or strategic partners have significant discretion in determining the efforts and resources that they will apply to a collaboration;
•collaborators or strategic partners may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization of our product candidates based on clinical trial results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;
•collaborators or strategic partners may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates;
•a collaborator or a strategic partner with marketing and distribution rights to one or more products may not commit sufficient resources to their marketing and distribution;
•collaborators or strategic partner may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

•disputes may arise between us and a collaborator or a strategic partner that cause the delay or termination of the research, development or commercialization of our product candidates, or that result in costly litigation or arbitration that diverts management attention and resources;
•collaborations or strategic arrangement may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates; and
•collaborators or strategic partners may own or co-own intellectual property covering our products that results from our collaboration with them or from the research, development and commercialization activities undertaken by such strategic partner, and in such cases, we would not have the exclusive right to commercialize such intellectual property. If we are unable to obtain exclusive licenses to any such co-owner’s interest in such intellectual property, such co-owner may be able to license their rights to third parties, including our competitors, and our competitors could market competing products and technology.
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
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely for the foreseeable future, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that we may commercialize. In this regard, we need to obtain our inventory of active pharmaceutical ingredients (APIs) for KB-9558 and KB-7898 from third-party manufacturers. We do not currently have arrangements in place for redundant supply for APIs.
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
Manufacturing our product candidates is complex and we may encounter difficulties in production. If we encounter such difficulties, our ability to provide supply of our product candidates for preclinical studies and clinical trials could be delayed or stopped.
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
Our research and development activities have involved, and any future activities are expected to involve, the controlled use of potentially hazardous substances, including chemical and biological materials, by our third-party manufacturers. Our manufacturers are subject to federal, state and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.
Risks Related to Information Technology and Business Continuity
Our information technology systems, or those used by our third-party CROs or other contractors or consultants, may fail, be disrupted or suffer security breaches, which could result in a material disruption of our discovery and development programs or otherwise materially and adversely affect our business.
Despite the implementation of security measures, our internal computer systems and those of our current and future CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, and telecommunication and electrical failures. If such an event occurs and causes interruptions in our operations, it could result in a material disruption of our discovery and development programs and our business operations. For example, the loss of data from completed or future preclinical studies and clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates and will rely on third parties to conduct any future clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business.
To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.
If our information technology systems or data, or those of the third parties with whom we work, are or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, regulatory investigations or actions, litigation, fines and penalties, interruptions to our operations such as any future clinical trials, claims that we breached our data protection obligations, harm to our reputation, and a loss of future customers or sales and other adverse consequences.
In the ordinary course of business, we, or the third parties upon which we rely, process proprietary, confidential, and sensitive data (including but not limited to intellectual property, proprietary business information, clinical trial information, and personal data). We have also outsourced elements of our operations to third parties, and as a result we rely on a number of third-party contractors who have access to certain of our proprietary, confidential, and sensitive data, including health-related data. We share or receive sensitive data with or from third parties. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, which has occurred in the past, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.
Cyberattacks, malicious internet-based activity, and online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent, continue to rise, increasingly difficult to detect, and come from a variety of sources. In addition to traditional computer “hackers,”

threat actors, “hacktivists,” organized criminal threat actors, personnel misconduct or error (such as theft or misuse), sophisticated nation-state and nation-state supported actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to conduct clinical trials. We, and the third parties on which we rely, may be subject to a variety of evolving threats, including but not limited to social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunction, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, telecommunications failures, earthquakes, fire, flood, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. Remote work has increased risks to our information technology systems and data, as our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit, and in public locations.
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
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our (and third parties upon whom we rely) ability to operate our business or conduct clinical trials. We have experienced disruptions to our IT systems in the past. Certain of our vendors have previously experienced specific instances of cyber events, including email compromise and wire fraud targeting payments to be made by us.
We have in the past and may continue to expend significant resources or modify our business activities (including clinical trial activities) in an effort to protect against security incidents. Certain data privacy and security obligations require us to implement and maintain specific security measures, or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.
Applicable data privacy and security obligations and public company disclosure obligations may require us to notify relevant stakeholders of certain security incidents, including affected individuals, regulators and investors or to implement other requirements, such as providing credit monitoring. Such disclosures and compliance with such requirements are costly, and the disclosures or the failure to comply with such requirements, could lead to adverse impacts. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we have in the past and may in the future experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may impact our ability to conduct clinical trials or bring any approved products to market, and negatively impact our ability to grow and operate our business. There can be no assurance that limitations of liability in our contracts are sufficient to protect us from claims related to our data security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. Whether a cybersecurity incident is reportable to our investors may not be straightforward, may take considerable time to determine, and may be subject to change as the investigation of the incident progresses, including changes that may significantly alter any initial disclosure that we provide. Moreover, experiencing a material cybersecurity incident and any mandatory disclosures could lead to negative publicity, loss of investor or partner confidence in the effectiveness of our cybersecurity measures, diversion of management’s attention, governmental investigations, lawsuits, and the expenditure of significant capital and other resources.
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
We may be unable to comply with the applicable continued listing requirements of The Nasdaq Global Select Market.
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
We test long-lived assets for impairment if changes in circumstances or the occurrence of events suggest impairment exists. Any significant change in market conditions, including a sustained decline in our stock price, the continued gap between our market capitalization and net asset value and the shift in strategy to consider subleasing or terminating either our Massachusetts or California facilities, that indicate a reduction in carrying values may give rise to impairment in the period that indicators are present. For example, as a result of the sustained decline in our stock price and related market capitalization and a general decline in equity values in the biotechnology industry, we performed impairment assessments of long-lived assets in connection with the preparation of the financial statements included in our Annual Reports on Form 10-K for both the years ending December 31, 2024 and December 31, 2023. Based on those assessments, for the year ending December 31, 2024 we recognized non-cash impairment charges of $18.7 million, including $13.9 million for operating lease right-of-use assets and $4.6 million for leasehold improvements. For the year ending December 31, 2023 we recognized a non-cash impairment charge of $3.2 million, including $2.3 million for operating lease right-of-use assets and $0.6 million for leasehold improvements.
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
Our Associate Director, Infrastructure Operations, helps identify, assess and manage the Company’s cybersecurity threats and risks. Along with our Associate Director, Infrastructure Operations, third-party service providers help identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, manual and automated tools, subscribing to reports and services that identify cybersecurity threats, evaluating our and our industry’s risk profile, evaluating threats reported to us, conducting vulnerability assessments to identify vulnerabilities and third-party-conducted red/blue team testing and tabletop incident response exercises.
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
Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, cybersecurity risk is addressed as a component of the Company’s enterprise risk management program; the Associate Director, Infrastructure Operations works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business; our management, with input from an external strategic advisor, evaluates material risks from cybersecurity threats against our overall business objectives and reports to the audit committee of the board of directors, which together with our board of directors evaluates our overall enterprise risk.
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

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If our information technology systems or data, or those of the third parties with whom we work , are or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, regulatory investigations or actions, litigation, fines and penalties, interruptions to our operations such as any future clinical trials, claims that we breached our data protection obligations, harm to our reputation, and a loss of future customers or sales and other adverse consequences.”
Governance
Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Associate Director, Infrastructure Operations. Our President, Interim Chief Executive Officer, Chief Financial Officer and Chief Operating Officer has oversight of cybersecurity and risk management. Our Associate Director, Infrastructure Operations has high-level knowledge of cybersecurity tools and provides oversight of cybersecurity strategy and cybersecurity vendor management, and reports to our President, Interim Chief Executive Officer, Chief Financial Officer and Chief Operating Officer.
Our President, Interim Chief Executive Officer, Chief Financial Officer and Chief Operating Officer is responsible for helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel, for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.
Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances. Our President, Interim Chief Executive Officer, Chief Financial Officer and Chief Operating Officer works with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response and vulnerability management processes include reporting to the audit committee of the board of directors for certain cybersecurity incidents.
The audit committee receives periodic reports from our President, Interim Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also receives and has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.
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
In connection with the shift in our strategy, we are considering subleasing or terminating both the Massachusetts and California facilities.
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
Holders of Common Stock
As of March 13, 2025, there were approximately 37 holders of record for our common stock.
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
Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and investments. As of December 31, 2024, we have used $154.0 million of the net proceeds from our IPO for general corporate purposes, including product development and working capital.
We expect to use the net proceeds from our IPO as described under “Use of Proceeds” in the final prospectus for the IPO, as filed with the SEC on October 9, 2020, except funds that would have been directed to entospletinib and lanraplenib are now expected to be directed to headcount costs, working capital and other general corporate purposes, which also may include preclinical development activities related to KB-9558 and KB-7898 and potentially to discovery and preclinical development of additional product candidates. We cannot predict with certainty all of the particular uses for the net proceeds from our IPO, or the amounts that we will actually spend on the uses set forth above. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors, including our ability to access additional financing, the relative success and cost of our research and development programs and whether we are able to enter into future licensing arrangements or a strategic transaction. As a result, our management will have broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from our IPO.

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
In November 2024, we announced our decision to discontinue our clinical trial of istisociclib, our lead asset. Based on a review of emerging adverse events in the 80mg four-days-on, three-days-off expansion cohort of our Phase 1/2 clinical trial for istisociclib and an overall review of our business, we determined that the benefit-risk profile does not warrant further clinical evaluation.
Considering the discontinuation of our istisociclib program and the clinical development timelines of our additional pipeline candidates, in November 2024 our board of directors retained an independent financial advisor to initiate a formal process to evaluate potential strategic alternatives focused on maximizing stockholder value, including, but not limited to, an acquisition, merger, reverse merger or other business combination, sales of assets, or other strategic transactions. If we do not successfully consummate a strategic alternative, our board of directors may decide to pursue a dissolution and liquidation of our company. As we evaluate potential strategic alternatives, we are exploring options for both KB-9558 and KB-7898, including potential partnerships.
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

During the year ended December 31, 2024, we announced three corporate restructuring plans designed to optimize our resource allocation and contain costs, while we evaluate strategic alternatives for our future. These restructuring efforts included the February 2024 restructuring in which we eliminated three executive officer roles including the Chief Medical Officer, the Chief Scientific Officer, and the Chief Operating Officer and General Counsel, the March 2024 restructuring in which we reduced our workforce by approximately 21% and the November 2024 restructuring, in which we approved an approximately 83% reduction in its workforce. The workforce reduction was substantially complete as of the date of this filing.
In connection with the restructuring plans we recognized total impairment of long-lived assets and restructuring costs of $29.5 million for the year ended December 31, 2024. The total costs consisted of $18.7 million in non-cash impairment charges and $10.8 million in restructuring costs, which included $4.9 million in non-cash stock-based compensation expense. Refer to Note 6 “Restructuring” and Note 7 “Impairment of Long-Lived Assets” to our financial statements included in Item 8 of Part II. of this Annual Report on Form 10-K for further details. We intend to maintain significant expense reduction strategies while we explore strategic alternatives for our company and our pipeline assets.
On May 20, 2024, our board of directors appointed Deborah Knobelman, Ph.D. as our Chief Financial Officer, principal financial officer and principal accounting officer, replacing Sandra Gardiner in such capacities, and as our Chief Operating Officer, with such appointments effective on June 3, 2024. On November 22, 2024, Norbert Bischofberger, Ph.D., resigned as our President and Chief Executive Officer and Dr. Knobelman, was appointed to serve as President and Interim Chief Executive Officer, effective December 3, 2024. Dr. Knobelman also continues to serve as our Chief Financial Officer and Chief Operating Officer.

Since our formation, we have incurred significant operating losses, primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. Our net losses were $86.1 million and $112.7 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $594.9 million. As of December 31, 2024, we had $112.4 million of cash, cash equivalents and investments. We expect to continue to incur net losses for the foreseeable future, and we may incur additional losses not currently contemplated due to events that may occur as a result of, or that are associated with, pursuing and evaluating potential strategic alternatives for our company and its pipeline assets.
Strategic Agreements
Genentech Collaboration Agreement
On January 6, 2023, we entered into a Collaboration and License Agreement with Genentech. Pursuant to the agreement, the parties agreed to initially collaborate on two discovery research programs in oncology, each focused on a designated transcription factor, to discover small-molecule GLP-Tox-ready candidates that modulate transcription factor targets selected by Genentech. Each discovery research program primarily consisted of (i) a mapping phase with the goal of identifying the transcription regulatory network for such designated transcription factor, and (ii) a screening phase having the goal of identifying and characterizing multiple screening hits suitable for nomination as a preclinical development program.
We led discovery and research activities under the discovery research programs and used our proprietary drug discovery platform, including our SMM, for hit finding. Following the completion of initial discovery and research activities, Genentech had the exclusive right to pursue further preclinical and clinical development and commercialization of compounds identified in the discovery research programs and designated by Genentech (each, a Hit Program).
Pursuant to the agreement, we received an upfront payment of $20.0 million from Genentech. In addition, we were eligible for additional milestone payments upon achievement of certain preclinical, clinical and regulatory (including first-sale) milestones, totaling up to $177.0 million for the first development candidate per hit program, and were eligible to receive net sales milestones of up to $100.0 million for the first licensed product per hit program. We were also eligible to receive tiered royalties in the low- to high-single digits on any products that are commercialized by Genentech as a result of the collaboration.
The initial term of the discovery research programs was 24 months, which was able to be extended by six months at our option subject to satisfying certain conditions.

On December 20, 2024, we entered into a Transition Agreement and Mutual General Release with Genentech, pursuant to which we and Genentech agreed to void and cancel all of the parties’ respective rights and obligations under the Collaboration Agreement. Pursuant to the Transition Agreement, we will transfer and assign to Genentech all small molecule compounds, materials, data, and intellectual property we generated in connection with the two discovery research programs, but excluding our proprietary drug discovery platform. We also granted to Genentech a perpetual, irrevocable, nonexclusive and fully paid up license under certain related intellectual property owned or controlled by us that is necessary or reasonably useful to exploit the Program Materials. The Transition Agreement has the effect of terminating the Collaboration Agreement, and provides for a general release of any actual or potential claims between the us and Genentech relating thereto. In addition, the Transition Agreement cancels and voids any and all downstream payment obligations between the parties relating to or arising from the Collaboration Agreement or any programs or compounds arising thereunder. We made a one-time payment in connection with the termination of the Collaboration Agreement, which is intended to support the transition of all activities under the Collaboration Agreement to Genentech.

Components of Our Results of Operations
Revenues
As of December 31, 2024, our revenue has been exclusively generated from our collaboration and license agreement with Genentech. We received a $20.0 million upfront payment from Genentech in February 2023. We recognize revenue from upfront payments over the term of our estimated period of performance under the agreement using a cost-based input method for the entire performance obligation. On December 20, 2024, we entered into a Transition Agreement and Mutual General Release with Genentech. and F. Hoffmann-La Roche Ltd, pursuant to which we and Genentech agreed to void and cancel all of the parties’ respective rights and obligations under the Collaboration Agreement. We evaluated the Transition Agreement under ASC 606 and determined it was a contract modification to the Collaboration Agreement. The remaining goods and services were determined to be distinct from those already transferred under the original Collaboration Agreement. As a result, we accounted for the modification as a termination of the existing agreement and the creation of a new agreement.

Operating Expenses
Our operating expenses consisted of research and development expenses and general and administrative expenses.
Research and Development Expenses
Our research and development expenses consist or have consisted primarily of costs incurred in connection with our therapeutic discovery efforts and the preclinical and clinical development of our product candidates, including:
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
•costs related to compliance with regulatory requirements; and
•facilities costs, depreciation and amortization, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies.
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
When working on multiple research and development programs at any one time, we track our costs by the stage of program, clinical or preclinical. However, our internal costs, employees and infrastructure are not directly tied to any one program and are deployed across multiple programs. As such, we do not track costs on a specific program basis.
To the extent we pursue further clinical development of any of our product candidates or any future product candidate, our research and development expenses may vary significantly based on a variety of factors, such as:
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
We expect to maintain the general and administrative function for the foreseeable future to support our operations generally as we execute on our plan to evaluate strategic alternatives for the Company. We also expect to continue to incur expenses associated with operating as a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, and investor and public relations costs.
Impairment of long-lived assets and restructuring
At each reporting period, we review for impairment indicators for our long-lived assets. The sustained decline in our market capitalization as compared to our net asset value remained as the indicator of impairment, in addition to our shift in strategy to consider subleasing both the Massachusetts and California facilities and the approval of the plan to evaluate strategic alternatives for our future. We concluded that the carrying value of the entity was not recoverable as it exceeded the future net undiscounted cash flows. The implied allocated impairment loss to any individual asset shall not reduce the carrying amount of that asset below its fair value. To determine the fair value of each asset, we utilized the discounted cash flow method of the income approach. We recognized an impairment charge during the year ended December 31, 2024.
During the year ended December 31, 2024, we announced three corporate restructuring plans designed to optimize our resource allocation and contain costs while we evaluate strategic alternatives for our future. In connection with the restructuring plans and related severance agreements, we recorded the following costs in restructuring expense during 2024: (1) one-time employee termination benefits such as severance and related benefit costs and (2) stock-based compensation expense resulting from the acceleration in full of outstanding unvested stock options and stock awards for certain employees at the separation date.
Interest Income and Other Expense, Net
Interest income and other expense, net primarily consists of interest earned on our cash, cash equivalents and investments, and gain or loss on disposal of assets.
Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2024 and December 31, 2023 (in thousands)

	Year Ended December 31,
	2024	2023	Change
Revenue	$9,848	$6,288	$3,560
Operating expenses:
Research and development	48,664	$84,515	(35,851)
General and administrative	24,616	38,974	(14,358)
Impairment of long-lived assets and restructuring	29,455	4,876	24,579
Total operating expenses	102,735	128,365	(25,630)
Loss from operations	(92,887)	(122,077)	29,190
Other income (expense), net:
Interest income and other expense, net	6,808	9,404	(2,596)
Total other income (expense), net	6,808	9,404	(2,596)
Net loss	$(86,079)	$(112,673)	$26,594

Revenue
Revenue was $9.8 million for the year ended December 31, 2024 and $6.3 million for the year ended December 31, 2023. Our revenue has been exclusively generated from our Collaboration and License Agreement with Genentech, entered into in January 2023. On December 20, 2024, we entered into a Transition Agreement and Mutual General Release with Genentech, pursuant to which we and Genentech agreed to void and cancel all of the parties’ respective rights and obligations under the Collaboration Agreement. We recognize revenue from upfront payments over the term of our estimated period of performance under the Collaboration Agreement using a cost-based input method for the entire performance obligation. Under the Transition Agreement, the remaining goods and services were distinct from those already transferred, leading us to account for the modification as a termination of the existing agreement and the creation of a new one.
Research and Development Expenses
Research and development expenses were $48.7 million for the year ended December 31, 2024, compared to $84.5 million for the year ended December 31, 2023. The decrease of $35.9 million was primarily due to a decrease of $16.9 million in personnel costs and a decrease of $18.8 million in consulting and other outside research expenses. The decrease in personnel costs was attributable to a decrease of $8.5 million in stock-based compensation expense and a decrease of $8.4 million in personnel salary and benefit costs as a result of reduced headcount in our research and development organization after the restructurings. The decrease in consulting and other outside research expenses was primarily related to the discontinuations of our Phase 1b/2 lanraplenib trial in 2023, as well as the narrowed focus in our istisociclib (KB-0742) trial to platinum resistant-patients with high-grade serous ovarian cancer (HGSOC) until discontinuation of the istisociclib trial in November 2024. Please refer to Note 6 “Restructuring” to our financial statements included in Item 8 of Part II. of this Annual Report on Form 10-K for further details.
General and Administrative Expenses
General and administrative expenses were $24.6 million for the year ended December 31, 2024 compared to $39.0 million for the year ended December 31, 2023. The decrease of $14.4 million was primarily due to a $7.2 million decrease in stock-based compensation and a $4.3 million decrease in personnel expenses as a result of reduced headcount in our general and administrative organization after the restructuring, decrease of $1.7 million in facilities, depreciation and amortization, and other expenses and a $1.2 million decrease in professional fees. Please refer to Note 6 “Restructuring” to our financial statements included in Item 8 of Part II. of this Annual Report on Form 10-K for further details.
Impairment of long-lived assets and restructuring
Impairment of long-lived assets
During the year ended December 31, 2024, we recognized non-cash impairment charges of $18.7 million. Impairment charges of $18.7 million for the year ended December 31, 2024 included mainly $13.9 million for operating lease right-of-use assets and $4.6 million for leasehold improvements.
During the year ended December 31, 2023, we recognized a non-cash impairment charge of $3.2 million, including mainly $2.3 million for the right-of-use assets and $0.6 million for the leasehold improvements.
Please refer to Note 7, “Impairment of Long-lived Assets” to our financial statements included in Item 8 of Part II. of this Annual Report on Form 10-K for further details.
Restructuring

During the year ended December 31, 2024, we incurred total restructuring costs of $10.8 million, including non-cash stock-based compensation of $4.9 million.
During the year ended December 31, 2023, we incurred total restructuring costs of $1.7 million, including zero non-cash stock-based compensation.
Please refer to Note 6, “Restructuring” to our financial statements included in Item 8 of Part II. of this Annual Report on Form 10-K for further details.
Interest Income and Other Expense, Net
Interest income and other expense, net was $6.8 million and $9.4 million for the years ended December 31, 2024 and December 31, 2023, respectively. The $2.6 million decrease was attributable mainly to a decrease in interest income due to lower average balances of cash and cash equivalents and short-term investments.
Liquidity and Capital Resources
Sources of Liquidity
To date, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for several years, if ever.
As of December 31, 2024, we had cash, cash equivalents and investments of $112.4 million. We expect that our cash, cash equivalents and investments as of December 31, 2024 will enable us to fund our planned operating expenses and capital expenditure requirements for 12 months from the issuance of these financial statements.
Material Cash Requirements
Our primary use of cash is to fund operating expenses, which has historically consisted primarily of research and development expenditures related to our therapeutic discovery and preclinical development efforts and clinical development of istisociclib (KB-0742), KB-9558, and KB-7898, and to a lesser extent, general and administrative expenditures. Currently, our primary use of cash is headcount cost and lease and overhead expenses as we explore strategic alternatives. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

In addition to the contractual obligations set forth below under “Contractual Obligations and Commitments,” we also expect to have near term future material cash requirements associated with pursuing and evaluating potential strategic alternatives for the Company.

Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (In thousands):

	Year Ended December 31,
	2024	2023
Cash used in operating activities	$(65,435)	$(78,582)
Cash provided by investing activities	85,435	66,368
Cash provided by financing activities	245	567
Net increase (decrease) in cash and cash equivalents	$20,245	$(11,647)
Operating Activities
During the year ended December 31, 2024, cash used in operating activities was $65.4 million, which was primarily attributable to our net loss of $86.1 million partially offset by non-cash charges of $38.5 million and $17.9 million net cash used by changes in our operating assets and liabilities. The non-cash charges primarily consisted of $27.6 million of impairment of long-lived assets and restructuring, $9.2 million of stock-based compensation, $2.5 million of amortization of operating lease right of use assets, $1.7 million of depreciation and amortization, partially offset by a decrease related to net amortization and accretion of investment securities of $2.8 million. Net cash used by changes in our operating assets and liabilities during the year ended December 31, 2024 consisted of a decrease of $11.8 million in deferred revenue, a decrease of $7.5 million in accrued expenses, a decrease of $3.4 million in operating lease liabilities, net resulting from the regular amortization partially offset by an increase of $1.5 million in accounts payable, and a decrease of $2.8 million in prepaid expenses and other current assets.
During the year ended December 31, 2023, cash used in operating activities was $78.6 million, which was primarily attributable to our net loss of $112.7 million partially offset by non-cash charges of $28.2 million and $5.9 million net cash provided by changes in our operating assets and liabilities. The non-cash charges consisted of $25.0 million of stock-based compensation, $3.2 million of impairment of operating lease right-of-use asset and leasehold improvements, $2.8 million of amortization of operating lease right of use assets , $2.1 million of depreciation and amortization, partially offset by a decrease related to net amortization and accretion of investment securities of $5.3 million. Net cash provided by changes in our operating assets and liabilities during the year ended December 31, 2023 consisted of an increase of $13.7 million in deferred revenue, partially offset by a decrease of $4.1 million in accounts payable, a decrease of $2.8 million in operating lease liabilities, net resulting from the regular amortization and a decrease of $2.0 million in accrued expenses primarily due to decreases in accrued compensation and external research and development costs.
Investing Activities
During the year ended December 31, 2024, cash provided by investing activities was $85.4 million, consisting of purchases and maturities of marketable securities, net.
During the year ended December 31, 2023, cash provided by investing activities was $66.4 million, consisting of $67.0 million purchases and maturities of marketable securities, net and of $0.7 million purchases of property and equipment.
Financing Activities
During the year ended December 31, 2024, net cash provided by financing activities was $0.2 million, consisting primarily of proceeds from the issuance of common stock under our employee stock purchase plan.
During the year ended December 31, 2023, net cash provided by financing activities was $0.6 million, consisting primarily of $0.5 million proceeds from the issuance of common stock under our employee stock purchase plan.

Contractual Obligations and Commitments
In March 2020, we entered into a lease agreement for our research and development operations facility in Cambridge, Massachusetts. The initial annual base rent was $4.1 million with rent payments escalating 3.0% annually after the initial 12 payments. We executed a letter of credit for $2.0 million in connection with the lease. The remaining lease term is 6 years, 2 months.
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
We enter into contracts in the ordinary course of business with CROs for clinical trials, preclinical and clinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts do not contain any minimum purchase commitments and are generally terminable by us upon prior notice. Payments due upon termination generally consist only of payments for services provided and expenses incurred up to the date of termination and certain wind down costs that may be associated with the termination of a contract or clinical trial program
Critical Accounting Policies and Estimates
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
While our significant accounting policies and estimates are described in more detail in the notes to our financial statements included elsewhere in this Annual Report on Form 10-K, we consider the assumptions and estimates associated with revenues, accrued research and development expenses, stock-based compensation and valuation of long-lived assets to have the most significant impact on our financial statements and therefore we consider these to be our critical accounting policies and estimates.
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
We estimate the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model. This model requires the use of assumptions to determine the fair value of stock-based awards, including:
•Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding. We use the simplified method to determine the expected term, due to our limited history to estimate expected term, which is based on the average of the time-to-vesting and the contractual life of the options.
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
Valuation of Long-Lived Assets
We evaluate the carrying value of long-lived assets, which include property and equipment, operating lease right-of-use assets and leasehold improvements, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and allocated to the group impacted.

Recently Issued and Adopted Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is provided in Note 2, “Significant Accounting Policies and Estimates” to our financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Kronos Bio, Inc.

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Kronos Bio, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matter
The critical audit matters communicated below are a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for the Collaboration and License Agreement, and subsequently the Transition Agreement with Genentech, Inc.
Description of the Matter	As described in Note 8 to the financial statements, the Company executed in 2023 a Collaboration and License Agreement with Genentech, Inc., a member of the Roche Group, (“Genentech”) which resulted in the recognition of $9.8 million of revenue for the year ended December 31, 2024. The terms of the Company’s Collaboration and License Agreement included research and development services, various exclusive and non-exclusive licenses to use the Company’s intellectual property and know-how. During the year the Company entered into a Transition Agreement and Mutual General Release (“Transition Agreement”) with Genentech pursuant to which the Company and Genentech agreed to void and cancel all of the parties’ respective rights and obligations, including any downstream payment obligations, under the Collaboration Agreement. The Company made a one-time payment in connection with the termination of the Collaboration Agreement.

Auditing the Company’s accounting for the Collaboration and License Agreement and related Transition Agreement was complex and required the Company to apply judgements, including evaluating estimates of the total expected inputs under the input method for revenue recognized over time and in the application of the contract modification guidance under ASC 606.

How We Addressed the Matter in Our Audit	Our audit procedures included, among others, reviewing the Collaboration and License Agreement and the Transition Agreement, testing the application of the cost-based input method for the recognition of revenue through the assessment of the estimated total inputs and actual inputs incurred, and performing corroborative inquiries with research and development personnel over the completeness and accuracy of the estimates. Additionally, in assessing the contract modification guidance under ASC 606 we reviewed the services under the Transition Agreement and whether they were distinct from those already transferred under the Collaboration Agreement and the appropriate revenue recognition for the new performance obligations under the Transition Agreement.

Impairment of Long-Lived Assets
Description of the Matter	As discussed in Note 7 to the financial statements, the Company evaluates the carrying value of its long-lived asset groups for impairment when indicators exist that the carrying amounts may not be fully recoverable. When indicators of impairment exist, the Company compares the estimated future undiscounted net cash flows to the carrying amount of the asset group. If the carrying amount of the asset group exceeds the future undiscounted cash flows, an impairment is measured based on the difference between the carrying amount of the asset group and its fair value. Indicators of impairment were identified on long-lived asset group during the year ended December 31, 2024. As a result, the Company recorded an impairment charge of $18.5 million on its right-of-use asset and related leasehold improvements.

Auditing the Company’s impairment model was challenging due to the subjective assumption of sublease rental rates used as an input in determining the fair value of the right-of-use asset and related leasehold improvements.

How We Addressed the Matter in Our Audit	To test the Company’s accounting for the impairment over the right-of-use asset and related leasehold improvements, our audit procedures included, among others, utilizing our valuation specialists to assist in evaluating the reasonableness of the Company’s valuation methodology and the market rental rate assumption, performing an evaluation of market rental rates by benchmarking to other properties of similar type and within the geographic area, and testing the completeness and accuracy of the inputs within the model.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.

San Mateo, California
March 18, 2025

KRONOS BIO, INC.
Balance Sheets
(in thousands, except per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$84,571	$64,326
Short-term investments	27,851	108,671
Prepaid expenses and other current assets	2,806	5,781
Total current assets	115,228	178,778
Long-term investments	—	1,989
Property and equipment, net	3,821	10,252
Operating lease right-of-use assets	3,176	19,657
Restricted cash	2,026	2,026
Other noncurrent assets	112	577
Total assets	$124,363	$213,279
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,402	$883
Accrued expenses and other current liabilities	7,617	11,335
Current portion of operating lease liabilities	3,394	2,893
Current portion of deferred revenue	1,864	9,584
Total current liabilities	15,277	24,695
Noncurrent operating lease liabilities	21,506	25,379
Deferred revenue, net of current portion	—	4,127
Total liabilities	36,783	54,201
Commitments and contingencies (Note 9)
Stockholder's equity
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized as of December 31, 2024 and December 31, 2023; 60,456 and 58,946 shares issued and outstanding as of December 31, 2024 and 2023, respectively.	60	59
Additional paid-in capital	682,451	667,861
Accumulated deficit	(594,940)	(508,861)
Accumulated other comprehensive income	9	19
Total stockholders' equity	87,580	159,078
Total liabilities and stockholders’ equity	$124,363	$213,279

The accompanying notes are an integral part of these financial statements.

KRONOS BIO, INC.
Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Years Ended December 31,
	2024	2023
Revenue	$9,848	$6,288
Operating expenses:
Research and development	48,664	84,515
General and administrative	24,616	38,974
Impairment of long-lived assets and restructuring	29,455	4,876
Total operating expenses	102,735	128,365
Loss from operations	(92,887)	(122,077)
Other income (expense), net:
Interest income and other expense, net	6,808	9,404
Total other income (expense), net	6,808	9,404
Net loss	(86,079)	(112,673)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	(10)	811
Net comprehensive loss	$(86,089)	$(111,862)
Net loss per share, basic and diluted	$(1.43)	$(1.95)
Weighted-average shares of common stock, basic and diluted	60,070	57,744

The accompanying notes are an integral part of these financial statements.

KRONOS BIO, INC.
Statement of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	56,967	$57	$641,422	$(792)	$(396,188)	$244,499
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	1,553	2	919	—	—	921
Stock-based compensation expense	—	—	24,982	—	—	24,982
Employee stock purchase plan	426	—	538	—	—	538
Net unrealized gain on available-for-sale securities	—	—	—	811	—	811
Net loss	—	—	—	—	(112,673)	(112,673)
Balance at December 31, 2023	58,946	$59	667,861	19	(508,861)	159,078
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	1,250	1	209	—	—	210
Stock-based compensation expense	—	—	14,137	—	—	14,137
Employee stock purchase plan	260	—	244	—	—	244
Net unrealized loss on available-for-sale securities	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(86,079)	(86,079)
Balance at December 31, 2024	60,456	$60	$682,451	$9	$(594,940)	$87,580

The accompanying notes are an integral part of these financial statements.

KRONOS BIO, INC.
Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(86,079)	$(112,673)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation expense, excluding restructuring	9,217	24,982
Depreciation and amortization	1,716	2,136
Net accretion on available-for-sale securities	(2,807)	(5,340)
Change in accrued interest on available-for-sale securities	238	493
Change in operating lease right-of-use assets	2,540	2,780
Non-cash impairment of long-lived assets and restructuring	27,633	3,164
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,846	616
Other noncurrent assets	465	590
Accounts payable	1,523	(4,148)
Accrued expenses and other current liabilities	(7,508)	(2,032)
Current and noncurrent operating lease liabilities	(3,372)	(2,819)
Deferred revenue	(11,847)	13,711
Current portion of other liabilities and other noncurrent liabilities	—	(42)
Net cash used in operating activities	(65,435)	(78,582)
Cash flows from investing activities:
Purchase of property and equipment	(4)	(679)
Purchase of marketable securities	(89,232)	(212,957)
Maturities of marketable securities	174,671	280,004
Net cash provided by investing activities	85,435	66,368
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	1	29
Proceeds from issuance of common stock under the employee stock purchase plan	244	538
Net cash provided by financing activities	245	567
Net increase (decrease) in cash and cash equivalents	20,245	(11,647)
Cash, cash equivalents and restricted cash at beginning of period	66,352	77,999
Cash, cash equivalents and restricted cash at end of period	$86,597	$66,352
Cash and cash equivalents at end of period	$84,571	$64,326
Restricted cash at end of period	2,026	2,026
Cash, cash equivalents and restricted cash at end of period	$86,597	$66,352

Supplemental disclosures of non-cash activities:
Property and equipment additions included in accounts payable and accrued expenses	$—	$4

The accompanying notes are an integral part of these financial statements.

KRONOS BIO, INC.
Notes to Financial Statements

1.NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Operations
Kronos Bio, Inc. (Kronos or the Company), a Delaware corporation, was incorporated on June 2, 2017. The Company is a biopharmaceutical company that has historically focused on the discovery and development of small molecule therapeutics that address deregulated transcription, a hallmark of cancer and autoimmune disease. The Company operates in one business segment.
Basis of Presentation
The accompanying financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States of America (GAAP).
Reclassifications
As a result of impairment and restructuring charges recorded during the prior year, and to conform to the current year presentation in the statements of operations and comprehensive loss, the Company has reclassified amounts originally recorded during the fiscal year ended December 31, 2023. The Company reclassified $1.9 million from research and development, $2.8 million from general and administration and $0.2 million from interest income and other expense to impairment of long-lived assets and restructuring for the fiscal year ended December 31, 2023. This reclassification had no impact on the reported net loss in the statement of operations and comprehensive loss for the year ended December 31, 2023.
Need for Additional Capital
The Company has incurred net losses since its inception of $594.9 million as of December 31, 2024. The Company expects that its cash, cash equivalents and investments as of December 31, 2024 will be sufficient to fund its operations for a period of at least one year from the date of issuance of these financial statements. Management expects to incur additional losses in the future to fund its operations subsequent to the discontinuation of the development of istisociclib, and on the exploration of strategic alternatives to maximize stockholder value that was announced on November 13, 2024. Failure to manage discretionary spending, raise additional financing or execute on a strategic alternative, may adversely impact the Company’s ability to achieve its intended business objectives. If the Company does not successfully consummate a strategic alternative, the Board of Directors may decide to pursue a dissolution and liquidation of the Company.
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
Segment Reporting
The Company adopted ASU 2023-07 for the fiscal year ended December 31, 2024. Operating segments are identified as components of an enterprise about which separate discrete financial information is made available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The CODM is the Company’s President and Interim Chief Executive Officer. The Company has determined it operates in a single operating segment and has one reportable segment. The

KRONOS BIO, INC.
Notes to Financial Statements
Company’s method for measuring profitability on a reportable segment basis is net income (loss), as reported on the statement of operations and comprehensive loss. The measure of segment assets is reported on the balance sheet as total assets. All long-lived assets are maintained in the United States of America.
Following the suspension of development activities of the Company’s lead product candidate, istisociclib, we have begun evaluating a variety of strategic alternatives focused on maximizing stockholder value, including, but not limited to, an acquisition, merger, reverse merger, other business combination, sales of assets or other strategic transaction. The CODM relies on the financial statements as presented within the annual report Form 10-K to evaluate the Company’s financial performance and make key operating decisions. The key area of focus for the Company’s CODM for allocation of resources is the cash used in operations. These financial statements provide a comprehensive view of the Company’s overall financial condition, including information on expenses, assets and liabilities. The significant expense categories are consistent with those presented on the face of the statements of operations and comprehensive loss. The CODM does not receive or use any other segmented or disaggregated financial or any significant expense information for decision making purposes.
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

KRONOS BIO, INC.
Notes to Financial Statements
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
Accrued Research and Development Expenses
As part of the process of preparing the financial statements, the Company is required to estimate accrued research and development and manufacturing expenses. This process involves reviewing open contracts and purchase orders, communicating with the Company’s personnel to identify services that have been performed on the Company’s behalf and estimating the level of service performed and the associated costs incurred for the services when the Company has not yet been invoiced or otherwise notified of the actual costs. The majority of service providers invoice the Company in arrears for services performed on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. The Company makes estimates of accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known to it at that time. Examples of estimated accrued research and development expenses include fees paid to:
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
The Company bases its expenses related to preclinical studies and clinical trials on its estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CROs that conduct and manage preclinical studies and clinical trials on the Company behalf. There may be instances in which payments made to the Company’s vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the completion of scientific milestones. In accruing fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company adjusts the accrual or amount of prepaid expense accordingly.
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
Restricted Cash
The Company has deposited cash of $2.0 million as of December 31, 2024 and December 31, 2023 to secure a letter of credit in connection with the lease of the Cambridge facility. Please refer to Note 9, “Commitments and contingencies - Leases” for greater details. The Company has classified the restricted cash as a noncurrent asset on its balance sheets.

KRONOS BIO, INC.
Notes to Financial Statements
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
The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on maturities and concentration by type and issuer. The Company maintains cash balances in excess of amounts insured by the FDIC and concentrated within a limited number of financial institutions. As of December 31, 2024 and December 31, 2023, the Company has not experienced any credit losses in such accounts or investments.
Historically, the Company has been subject to a number of risks common for biopharmaceutical companies, including, but not limited to, dependency on the clinical and commercial success of its product candidates, ability to obtain regulatory approval of its product candidates, the need for substantial additional financing to achieve its goals, uncertainty of broad adoption of its approved products, if any, by physicians and patients, significant competition, and untested manufacturing capabilities.
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

KRONOS BIO, INC.
Notes to Financial Statements
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
As of December 31, 2024 and December 31, 2023, the Company recorded financial assets requiring fair value measurement. The financial assets include cash equivalents and investments. There were no financial liabilities requiring fair value measurement as of December 31, 2024 and December 31, 2023.
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets, current portion of operating lease liabilities, and noncurrent operating lease liabilities on the Company’s balance sheet.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments and initial direct costs incurred, net of lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company elected to exclude from its balance sheets recognition of leases having a term of 12 months or less (short-term leases) which do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For short-term leases, lease payments are recognized as operating expenses on a straight-line basis over the lease term. The Company elected to account for lease and non-lease components as a single lease component.
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
Valuation of Long-Lived Assets
Long-lived assets, which include property and equipment, operating lease right-of-use assets and leasehold improvements, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be fully recoverable. An impairment loss would be recognized when

KRONOS BIO, INC.
Notes to Financial Statements
estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Please see Note 7, “Impairment of Long-Lived Assets” section for greater details.
Assets held of sale
Long-lived assets are considered held for sale when certain criteria are met, (1) management’s commitment to a plan to sell, (2) availability for immediate sale in its present condition, (3) initiation of an active program to identify a buyer, (4) probability of a completed sale within one year, (5) actively marketed for sale at a reasonable price in relation to its current fair value, and (6) likelihood of significant changes to the plan will be made or that the plan will be withdrawn. If all of the criteria are met as of the balance sheet date, the assets are categorized as held-for-sale at the lower of their carrying amount or fair value less costs to sell. The assets held for sale consist of laboratory equipment based on the above criteria. Losses are recognized for any initial or subsequent write- down to fair value less cost to sell, while gains are recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized. Any gains or losses not previously recognized that result from the sale of the disposal group shall be recognized at the date of sale. The equipment is not depreciated while classified as held for sale. Assets held for sale are classified within the “Prepaid Expenses and Other Current Assets” in the Balance Sheet. Please see Note 5, “Balance Sheet Components - Property and Equipment, net” section for greater details.
Stock-Based Compensation
The Company measures stock-based awards granted to employees and non-employees based on the fair value on the date of the grant and recognizes stock-based compensation expense of those awards over the requisite service period, which is generally the vesting period of the requisite awards with only service-based vesting conditions. The Company accounts for forfeitures as they occur.
The Company estimates the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model. This model requires the use of assumptions to determine the fair value of stock-based awards, including:
•Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding. The Company uses the simplified method to determine the expected term for stock options, due to the Company’s limited history to estimate expected term, which is based on the average of the time-to-vesting and the contractual life of the options.
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

KRONOS BIO, INC.
Notes to Financial Statements
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
Comprehensive Income (Loss)
Comprehensive income (loss) includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2024 and December 31, 2023, other comprehensive income (loss) consisted of unrealized gains and losses from available-for-sale securities.
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
In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which require public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. ASU 2024-03 is effective for the Company in its annual reporting for fiscal 2027 and interim reporting periods beginning fiscal 2028. Early adoption is permitted and can be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements. The Company does not plan to adopt this standard early. The adoption of this standard is not expected to have a material impact on the Company’s statement of operations and comprehensive loss and balance sheet.
Adopted During the Current Period
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which improves segment disclosure requirements, primarily through enhanced disclosure requirements for significant segment expenses. The improved disclosure requirements apply to all public entities that are required to report segment information, including those with only one reportable segment.

KRONOS BIO, INC.
Notes to Financial Statements
The Company adopted this standard for the fiscal year ended December 31, 2024. There was no impact on the Company’s reportable segment identified and additional required disclosures have been included in the Note 2, “Significant Accounting Policies and Estimates” above.
There have been no other recent accounting pronouncements during fiscal 2024 that are of significance to the Company.
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
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of December 31, 2024 and December 31, 2023 were as follows (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Money market funds	$70,629	$—	$—	$70,629
Corporate bonds	—	8,472	—	8,472
U.S. treasury securities	21,870	—	—	21,870
Total financial assets	$92,499	$8,472	$—	$100,971

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Money market funds	$36,009	$—	$—	$36,009
Certificates of deposit	733	—	—	733
Corporate bonds	—	3,662	—	3,662
U.S. treasury securities	126,366	—	—	126,366
Total financial assets	$163,108	$3,662	$—	$166,770
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
The Company did not have any financial assets or liabilities as of December 31, 2024 and December 31, 2023 that required Level 3 inputs.

KRONOS BIO, INC.
Notes to Financial Statements
4.    INVESTMENTS
The fair value and amortized cost of available-for-sale securities by major security type as of December 31, 2024 and December 31, 2023 were as follows (in thousands):

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$70,629	$—	$—	$70,629
Corporate bonds	8,471	2	(1)	8,472
U.S. treasury securities	21,861	9	—	21,870
Total cash equivalents and investments	$100,961	$11	$(1)	$100,971

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$36,009	$—	$—	$36,009
Certificates of deposit	735	—	(2)	733
Corporate bonds	3,662	—	—	3,662
U.S. treasury securities	126,345	74	(53)	126,366
Total cash equivalents and investments	$166,751	$74	$(55)	$166,770
These available-for-sale debt securities were classified on the Company’s balance sheets as of December 31, 2024 and December 31, 2023 as (in thousands):

	Fair Value
	December 31,
	2024	2023
Cash equivalents	$73,120	$56,110
Short-term investments	27,851	108,671
Long-term investments	—	1,989
Total cash equivalents and investments	$100,971	$166,770
The following table summarizes the contractual maturity of the Company’s available-for-sale securities as of December 31, 2024 and December 31, 2023 at estimated fair value (in thousands):

	December 31,
	2024	2023
Cash equivalents:
Due in 1 year or less	$2,491	$20,101
Investments:
Due in 1 year or less	27,851	108,671
Due in 1 to 2 years	—	1,989
Total cash equivalents and investments	$30,342	$130,761
As of December 31, 2024 and December 31, 2023, there have been no significant realized losses on available-for-sale securities for any of the periods presented in the accompanying financial statements. Unrealized losses on available-for-sale securities are not attributed to credit risk for any of the periods presented. The Company believes that it is more likely than not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors. To date, the Company has not recorded any impairment charges on available-for-sale securities.

KRONOS BIO, INC.
Notes to Financial Statements
5.BALANCE SHEET COMPONENTS
Property and Equipment, net
Property and equipment, net consisted of the following as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31,
	2024	2023
Lab equipment	$7,629	$8,055
Leasehold improvements	4,141	8,703
Furniture, fixtures and computer equipment	649	784
Total property and equipment	12,419	17,542
Less: Accumulated depreciation and amortization	(8,598)	(7,290)
Total property and equipment, net	$3,821	$10,252

Depreciation and amortization expense was $1.7 million and $2.1 million for the years ended December 31, 2024 and December 31, 2023, respectively.
During the years ended December 31, 2024 and December 31, 2023, the Company recognized non-cash impairment charges of $4.6 million and $0.6 million, respectively, related to Leasehold improvements. Please refer to Note 7, “Impairment of Long-Lived Assets,” for further details.
During the years ended December 31, 2024 and December 31, 2023, the Company committed to a plan to sell certain pieces of lab equipment no longer in service. The assets held for sale amounted to $0.3 million and $0.4 million as of December 31, 2024 and December 31, 2023, respectively, and have been classified within the “Prepaid Expenses and Other Current Assets” in the Balance Sheet. The Company recognized a loss of $0.1 million and $0.2 million on remeasurement of assets held for sale in the “Impairment of long-lived assets and restructuring” in the Statements of Operations and Comprehensive Loss for the years ended December 31, 2024 and December 31, 2023, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31,
	2024	2023
Accrued restructuring costs	$3,987	$18
External research and development	2,180	5,821
Accrued outside services	1,042	807
Accrued compensation	302	3,886
Other current liabilities	53	404
Other accrued expenses	27	266
Accrued taxes	26	133
Total accrued expenses and other current liabilities	$7,617	$11,335

6.    RESTRUCTURING
During the years ended December 31, 2024 and December 31, 2023 the Company announced multiple corporate restructuring plans designed to optimize the resource allocation and contain costs, while the Company evaluate strategic alternatives for the future. In connection with the restructuring plans, the Company recognized

KRONOS BIO, INC.
Notes to Financial Statements
total impairment of long-lived assets and restructuring costs of $29.5 million for the year ended December 31, 2024 and $4.9 million for the year ended December 31, 2023.
The total costs of $29.5 million for the year ended December 31, 2024 consisted of $18.7 million in non-cash impairment charges and $10.8 million in restructuring costs, which included $4.9 million in non-cash stock-based compensation expense.
The total costs of $4.9 million for the year ended December 31, 2023 included non-cash impairment charges of $3.2 million and restructuring costs of $1.7 million
Please refer to Note 7 “Impairment of Long-Lived Assets” for further details of impairment charges.
The Company recorded the following costs in restructuring charges: 1) one-time employee termination benefits such as severance and related benefit costs, 2) stock-based compensation expense resulting from the acceleration in full of outstanding unvested stock options and stock awards for certain employees at the separation date and 3) contract termination and cancellation fees. All charges related to the restructuring plan have been recorded to Impairment of long-lived assets and restructuring in the statements of operations and comprehensive loss.
November 2024 Restructuring
On November 22, 2024, the Company approved an approximately 83% reduction in its workforce as part of a strategic resource allocation and cost containment plan. In connection with the reduction in workforce, the Company incurred a charge of approximately $4.0 million relating to the cash-based expense of the employee severance, benefits, and related costs. Additionally, the Company recognized a non-cash stock-based compensation expense of $0.5 million due to the modification of certain outstanding equity awards and incurred other restructuring expenses of $0.2 million. The Company expects to incur immaterial employee severance and benefits expenses for costs to be recognized over the remaining service period of impacted employees.
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
October 2023 Restructuring
In October 2023 the Board of Directors of the Company approved an approximate 19% reduction of the Company’s workforce as part of a strategic resource allocation and restructuring. For the November 2023 restructuring, costs of $1.7 million were recorded in impairment of long-lived assets and restructuring expense for the year ended December 31, 2023. The workforce reduction was completed on November 2, 2023.

KRONOS BIO, INC.
Notes to Financial Statements
The following table is a roll-forward summary of accrued restructuring costs included within the “Accrued Expenses” line on the Company’s balance sheet as of December 31, 2024 and December 31, 2023 (in thousands):

Severance and Benefits Costs
Balance at December 31, 2022	$—
Restructuring costs	1,713
Cash payments	(1,695)
Balance at December 31, 2023	18
Restructuring costs	10,746
Cash payments	(6,777)
Balance at December 31, 2024	$3,987

As of December 31, 2024, accrued restructuring costs pertain to cash-based expense of the employee severance, benefits and related costs of the November 2024 Restructuring. The Company expects that substantially all of the remaining accrued restructuring costs will be paid in cash over the next six months.

7.    IMPAIRMENT OF LONG-LIVED ASSETS
The Company at each reporting period reviews for impairment indicators for its long-lived assets. The sustained decline in the Company’s market capitalization as compared to the Company’s net asset value remained as the indicator of impairment, in addition to the Company’s shift in strategy to consider subleasing both the Massachusetts and California facilities and the approval of the plan to evaluate strategic alternatives for the Company’s future. The Company concluded that the carrying value of the entity was not recoverable as it exceeded the future net undiscounted cash flows. The implied allocated impairment loss to any individual asset shall not reduce the carrying amount of that asset below its fair value. To determine the fair value of each asset, the Company utilized the discounted cash flow method of the income approach.
In connection with the restructuring plans during the year ended December 31, 2024, the Company recognized non-cash impairment charges of $18.7 million, including $13.9 million for right-of-use assets and $4.6 million for leasehold improvements, $0.1 million for property and equipment and $0.1 million for assets held for sale. During the year ended December 31, 2023, the Company recognized a non-cash impairment charge of $3.2 million, including $2.3 million for the operating lease right-of-use assets, $0.6 million for the leasehold improvements, $0.1 million for property and equipment and $0.2 million for assets held for sale. The Company recorded impairment charges in the “Impairment of long-lived assets and restructuring” in the Statements of Operations and Comprehensive Loss for the years ended December 31, 2024 and December 31, 2023, respectively.
The Company applied a discounted cash flow method to estimate the fair value of the asset group, which represents Level 3 non-recurring fair value measurement. The estimated fair value of the asset group was determined by discounting the estimated sublease income using market participant assumptions, including but not limited to, expected sublease rental income totaling $10.1 million, and an annual discount rate of 10.0%, which the Company evaluated based on current real estate trends and market conditions. The Company’s estimates and assumptions used to determine the estimated fair value of the asset group are subject to risks, uncertainties, and changes in circumstances that may result in adjustments and material changes to the estimated fair value in future periods.

KRONOS BIO, INC.
Notes to Financial Statements
8.    COLLABORATION AND LICENSE AGREEMENT
On January 6, 2023, the Company entered into a Collaboration and License Agreement (“Collaboration Agreement”) with Genentech. Pursuant to the agreement, the parties agreed to initially collaborate on two discovery research programs in oncology, each focused on a designated transcription factor, to discover small-molecule GLP-Tox-ready candidates that modulate transcription factor targets selected by Genentech. Each discovery research program primarily consisted of (i) a mapping phase with the goal of identifying the transcription regulatory network for such designated transcription factor, and (ii) a screening phase having the goal of identifying and characterizing multiple screening hits suitable for nomination as a preclinical development program.
The Company led discovery and research activities under the discovery research programs and used its proprietary drug discovery platform, including the small molecule microarray (SMM), for hit finding. Following the completion of initial discovery and research activities, Genentech had the exclusive right to pursue further preclinical and clinical development and commercialization of compounds identified in the discovery research programs and designated by Genentech (each, a “Hit Program”).
Pursuant to the Collaboration Agreement, the Company received an upfront payment of $20.0 million from Genentech. In addition, the Company was eligible for additional milestone payments upon achievement of certain preclinical, clinical and regulatory (including first-sale) milestones, totaling up to $177.0 million for the first development candidate per Hit Program, and is eligible to receive net sales milestones of up to $100.0 million for the first licensed product per Hit Program. The Company was also eligible to receive tiered royalties in the low- to high-single digits on any products that are commercialized by Genentech as a result of the collaboration.
The initial term of the discovery research programs under the agreement was up to 24 months, which was able to be extended by six months at the Company’s option subject to satisfying certain conditions.
The Company evaluated the agreement and determined it was within the scope of ASC 606. The Company determined there were performance obligations to perform research and development services. Each consisted of various exclusive and non-exclusive licenses to use the Company’s intellectual property and know-how, initial discovery activities. The Company also identified customer options contained within the contract to perform further research and development services and the renewal of the licenses that were deemed a material right as these involved a discount to Genentech that they would not have otherwise received. As a result, the material rights for various options were recognized as separate performance obligations and the transaction price was allocated to the material rights based on the relative standalone selling price, the identified discount and the probability that the customer would exercise the option or that the option would be cancelled. Amounts allocated to a material right were not recognized as revenue until the option was exercised. The transaction price was determined to consist of the upfront payment of $20.0 million. Potential development and regulatory milestones were fully constrained. The Company was expected to perform research and development services for each selected target up until a defined point at which time Genentech was to decide whether or not to exercise an option to nominate a development candidate and take over future development and commercialization or to elect to have the Company continue certain research activities. The Company concluded this is not a material right. Any consideration related to sales-based milestones (including royalties) would be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to Genentech. The Company determined that the obligations to perform research and development services were satisfied over time, and therefore, the related revenue was recognized as services were provided. The Company used the cost-based input model related to the research and development activities associated with the identified performance obligations.
On December 20, 2024, the Company entered into a Transition Agreement and Mutual General Release (“Transition Agreement”) with Genentech. and F. Hoffmann-La Roche Ltd, pursuant to which the Company and Genentech agreed to void and cancel all of the parties’ respective rights and obligations under the Collaboration Agreement. Pursuant to the Transition Agreement, the Company will transfer and assign to Genentech all small molecule compounds, materials, data, and intellectual property the Company generated in connection with the two discovery research programs (“Program Material”), but excluding the Company’s proprietary drug discovery platform. The Company also granted to Genentech a perpetual, irrevocable, nonexclusive and fully paid up

KRONOS BIO, INC.
Notes to Financial Statements
license under certain related intellectual property owned or controlled by us that is necessary or reasonably useful to exploit the Program Materials The Transition Agreement has the effect of terminating the Collaboration Agreement, and provides for a general release of any actual or potential claims between us and Genentech relating thereto. In addition, the Transition Agreement cancels and voids any and all downstream payment obligations between the parties relating to or arising from the Collaboration Agreement or any programs or compounds arising thereunder. The Company made a one-time payment in connection with the termination of the Collaboration Agreement, which was intended to support the release of all activities under the Collaboration Agreement to Genentech and was adjusted through deferred revenue on the Company’s balance sheet.
The Company evaluated the Transition Agreement under ASC 606 and determined it was a contract modification to the Collaboration Agreement. The remaining goods and services were determined to be distinct from those already transferred under the original Collaboration Agreement. As a result, the Company accounted for the modification as a termination of the existing agreement and the creation of a new agreement.
The Company recognized $9.8 million and $6.3 million in revenue under the Collaboration Agreement during the years ended December 31, 2024 and December 31, 2023, respectively.The recorded revenue of $9.8 million was previously included in the deferred revenue balance at the beginning of the period. The remaining $1.9 million of the upfront payment received under the Collaboration Agreement is included in short-term deferred revenue as of December 31, 2024 and will be recognized as the performance obligations under the Transition Agreement are satisfied.
9.    COMMITMENTS AND CONTINGENCIES
Leases
In March 2020, the Company entered into an 11-year lease agreement to move its research and development operations to a 40,514 square-foot facility in Cambridge, Massachusetts (Massachusetts facility). The lease commenced on February 28, 2020 with an initial annual base rent of $4.1 million with rent payments escalating 3.0% annually. The Company executed a letter of credit for $2.0 million in connection with the lease. The lease includes $3.7 million in certain tenant improvement allowances, which the Company included in its calculation of the right-of-use asset in the lease at commencement and all costs incurred by the Company were reimbursed by the lessor and were included within the total lease liability. The Company's operating lease right-of-use asset amounted to $3.2 million and $17.9 million as of December 31, 2024 and December 31, 2023, respectively. The Company's lease liability amounted to $23.2 million and $25.6 million as of December 31, 2024 and December 31, 2023, respectively. The remaining lease term is 6 years, 2 months, and the estimated incremental borrowing rate is 8.50%.
In February 2021, the Company entered into a new lease agreement for its office space in San Mateo, California (California facility) totaling 17,340 square feet. The initial annual base rent for the space was $1.2 million, and such amount increases by 3% annually on each anniversary of the premises commencement date. In connection with the lease, the Company made a one-time cash security deposit in the amount of $59,000. The lease commenced in April 2021 and terminates August 31, 2026. The Company's operating lease right-of-use asset amounted to zero and $1.7 million as of December 31, 2024 and December 31, 2023, respectively. The Company's lease liability amounted to $1.7 million and $2.7 million as of December 31, 2024 and December 31, 2023, respectively. The remaining lease term is 1 year, 6 months, and the estimated incremental borrowing rate is 11.18%.
During the year ended December 31, 2024 and December 31, 2023, the Company recognized a non-cash impairment charge of $13.9 million and $2.3 million, respectively related to operating lease right-of-use assets. Please refer to Note 7, “Impairment of Long-Lived Assets” for further details.

KRONOS BIO, INC.
Notes to Financial Statements
The following table summarizes the presentation of the Company’s operating leases in the balance sheet as of December 31, 2024 and December 31, 2023 (in thousands):

Balance Sheet Caption	December 31,
	2024	2023
Assets:
Operating lease assets	$3,176	$19,657
Liabilities:
Current portion of operating lease liabilities	$3,394	$2,893
Noncurrent operating lease liabilities	21,506	25,379
Total operating lease liabilities	$24,900	$28,272
The following table summarizes the effect of operating lease costs in the Company’s statements of operations and comprehensive loss for the years ended December 31, 2024 and December 31, 2023 (in thousands):

Statement of Operations and Comprehensive Loss Caption	Year Ended December 31,
	2024	2023
Research and development	$3,061	$3,319
General and administrative	1,860	2,133
Impairment of long-lived assets and restructuring	$13,941	$2,271
Total operating lease cost	$18,862	$7,723
The Company made cash payments of $5.8 million and $5.6 million under the lease agreements during the years ended December 31, 2024 and December 31, 2023, respectively.
The undiscounted future non-cancellable lease payments under the Company's operating leases as of December 31, 2024 for the next five years and thereafter is expected to be as follows (in thousands):

Period Ending December 31,	Amount
2025	$5,929
2026	5,405
2027	4,874
2028	5,020
2029	5,171
Thereafter	6,233
Total undiscounted lease payments	32,632
Less: Present value adjustment	(7,732)
Present value of operating lease liabilities	$24,900
Gilead Asset Purchase Agreement
In July 2020, the Company entered into an asset purchase agreement (Gilead Asset Purchase Agreement) with Gilead Sciences, Inc. (Gilead), pursuant to which the Company acquired certain assets from Gilead related to entospletinib and lanraplenib, and patents and other intellectual property covering or related to the development, manufacture and commercialization of entospletinib and lanraplenib. Under the Gilead Asset Purchase Agreement, the Company is required to make milestone payments upon successful achievement of certain regulatory and sales milestones for lanraplenib, entospletinib and other SYK inhibitor compounds covered by the patent rights acquired pursuant to the Gilead Asset Purchase Agreement and developed by us as a back-up to entospletinib or lanraplenib. The Company is also committed to pay royalties ranging from high-single digits to the mid-teens on annual worldwide net sales of any SYK inhibitor compounds that are developed by us under the

KRONOS BIO, INC.
Notes to Financial Statements
Gilead Asset Purchase Agreement. The Company is currently unable to estimate the timing or likelihood of achieving remaining milestones or generating future product sales.
Purchase Commitments
In the normal course of business, the Company enters into contracts with contract research organizations (CROs) for preclinical and clinical studies and other vendors for services and products. These agreements generally provide for termination or cancellation, other than for costs already incurred and certain wind down costs that may be associated with the termination of a contract or clinical trial program. The Company has accrued nominal amounts related to termination and cancellation charges as of December 31, 2024 included within Impairment of long-lived assets and restructuring on the Statement of Operations and Comprehensive Loss, and Accrued expenses and other current liabilities, on the Balance Sheet. No termination and cancellation charges were accrued as of December 31, 2023.
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
10.    INCOME TAXES
The Company did not record any income tax expense for the years ended December 31, 2024 and December 31, 2023. The Company has incurred net operating losses for all periods presented and has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements. The Company has recorded a full valuation allowance against all of its deferred tax assets as it is not more likely than not that such assets will be realized in the near future.
Reconciliation of the income tax expense calculated at the statutory rate to the Company’s income tax expense for the years ended December 31, 2024 and December 31, 2023 were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Tax benefit at federal statutory rate	$(18,077)	$(23,603)
State taxes	(3,640)	(4,425)
Research tax credits	(2,371)	(5,454)
Change in valuation allowance	18,473	22,310
Stock based compensation	2,600	4,950
Change in rate	2,994	6,165
Other	21	57
Expense/(Benefit) for income taxes	$—	$—

KRONOS BIO, INC.
Notes to Financial Statements
The Company’s deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets or liabilities for financial reporting purposes and the amounts used for income tax purposes as of December 31, 2024 and December 31, 2023. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Lease liabilities	$5,260	$5,860
Stock-based compensation	3,306	3,894
Accrued compensation	863	928
Deferred revenue	394	—
Net operating loss carryforwards	80,742	68,304
Tax credit carryforwards	23,692	21,462
Capitalized Research and Development Cost	26,449	26,031
Fixed assets and intangibles	595	29
Other	330	20
Total deferred tax assets	141,631	126,528
Valuation allowance	(141,440)	(122,966)
Net deferred tax assets	191	3,562
Deferred tax liabilities:
Right-of-use assets	(191)	(3,562)
Fixed assets and intangibles	—	—
Total deferred tax liabilities	(191)	(3,562)
Net deferred tax assets	$—	$—
The Company records a valuation allowance for certain temporary differences for which it is more likely than not that it will not receive future tax benefits. The Company assesses its past earnings history, income tax planning and projections of future net income when determining whether it is more likely than not future tax benefits will be realized. Based on the Company’s history of losses, the Company has maintained a full valuation allowance of approximately $141.4 million and $123.0 million for the years ended December 31, 2024 and December 31, 2023, respectively. The change in valuation allowance of $18.5 million is due to increases in net operating losses and other deferred tax assets due to current year activity.
The following table sets forth the Company’s federal and state net operating loss and research credit carryforwards as of December 31, 2024 (in thousands):

	Amount	Expiration
Net operating losses, federal	$317,862	Indefinite
Net operating losses, federal	$601	2037
Net operating losses, state	$219,122	2037-2044
Tax credits, federal	$21,247	2037-2044
Tax credits, state	$9,341	2036-2039
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

KRONOS BIO, INC.
Notes to Financial Statements
The Company applies the provisions of ASC Topic 740 to account for uncertain income tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Balance at beginning of the year	$4,367	$3,035
Additions based on tax positions related to the current year	935	944
Additions to tax positions of prior years	25	388
Lapse of the applicable statute of limitations	(37)	—
Balance at the end of the year	$5,290	$4,367
It is the Company’s policy to record penalties and interest related to income taxes as a component of income tax expense. The Company has not recorded any interest or penalties related to income taxes during the years ended December 31, 2024 and December 31, 2023. Unrecognized tax benefits are not expected to change during the next 12 months. The reversal of the unrecognized tax benefits would not affect the effective tax rate. The Company is subject to examination by U.S. federal and state tax authorities for all years since its inception.
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
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders. Subject to the rights of the Preferred Stock, holders of the Company’s common stock are entitled to receive dividends, as may be declared by the Board of Directors. As of December 31, 2024, no dividends have been declared to date.
2020 Equity Incentive Plan
In October 2020, the Company adopted its 2020 Equity Incentive Plan (the 2020 Plan) which replaced the 2017 Equity Incentive Plan (Prior Plan) upon completion of the IPO. The 2020 Plan provides for the grant of incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, directors, and consultants of the Company. The number of shares of common stock reserved for issuance under the 2020 Plan will automatically increase each year for a period of 10 years, beginning in 2021 and continuing through 2030, in an amount equal to (1) 5.0% of the total numbers of shares of the Company’s common stock outstanding on December 31st of the immediately preceding year, or (2) a lesser number of shares determined by the Board of Directors no later than December 31st of the immediately preceding year. As of December 31, 2024, the maximum number of shares of common stock that may be issued was 23,364,521 shares.

KRONOS BIO, INC.
Notes to Financial Statements
Under the 2020 Plan options shall not have an exercise price less than 100% of the fair market value of the Company’s common stock on the grant date. Vesting periods are determined at the discretion of the Board of Directors. The maximum contractual term is 10 years. Stock options typically vest over four years.
As of December 31, 2024, there were 6,457,092 shares reserved by the Company under the 2020 Plan for the future issuance of equity awards.

Stock Options
Stock option activity under the 2020 Plan as of December 31, 2024 is summarized as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2023	8,253	$8.92
Options granted	2,631	$1.03
Options exercised	(56)	3.74
Options cancelled and forfeited	(1,850)	$9.47
Outstanding at December 31, 2024	8,978	$6.53	5.67	$57
Options exercisable at December 31, 2024	5,907	$8.90	4.29	$5
Options vested and expected to vest at December 31, 2024	8,978	$6.53	5.67	$57

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Global Select Market on December 31, 2024.
The total intrinsic value of options exercised during the years ended December 31, 2024 and December 31, 2023 was $27.0 thousand and $29.6 thousand, respectively, based on the difference between the closing price of the Company’s common stock on the date of exercise and the exercise price.
The total fair value of options that vested during the years ended December 31, 2024 and December 31, 2023 was $0.7 million and $1.2 million, respectively.
There was no future tax benefit related to options exercised, as the Company had accumulated net operating losses as of December 31, 2024.
Option Valuation Assumptions
The Black-Scholes option-pricing model assumptions that the Company used to determine the grant-date fair value of stock options for the years ended December 31, 2024 and December 31, 2023 were as follows, presented on a weighted-average basis:

	Year Ended December 31,
	2024	2023
Expected term (in years)	5.98	5.99
Expected volatility	80.86%	79.92%
Risk-free interest rate	4.30%	3.96%
Expected dividend	—	—
The weighted-average grant-date fair value per share of stock options granted, using the assumptions listed above, was $0.72 and $1.41, during the years ended December 31, 2024 and December 31, 2023, respectively.

KRONOS BIO, INC.
Notes to Financial Statements
As of December 31, 2024, $2.7 million of unrecognized compensation costs related to unvested stock options is expected to be recognized over a weighted-average period of 2.30 years.
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
The deposits received are initially recorded in current portion of other liabilities and other noncurrent liabilities for the noncurrent portion. The liabilities are reclassified to common stock and paid-in capital as the repurchase right lapses. During the year ended December 31, 2024 and December 31, 2023, there was $27.0 thousand and $29.6 thousand reclassified from current portion of other liabilities to common stock and paid-in capital, respectively, reflecting share vesting and lapse of repurchase rights. During the years ended December 31, 2024 and December 31, 2023, there have been no early exercised options, and as of December 31, 2024 all shares capable of being early exercised have vested.
At December 31, 2024 and December 31, 2023, there was zero and $0.2 million recorded in “current portion of other liabilities”, and zero remaining liabilities recorded in “other noncurrent liabilities”, respectively, related to shares held by employees and non-employees that were subject to repurchase.
Restricted Stock
Restricted stock units and awards as of December 31, 2024 are summarized as follows:

	Shares of Restricted Stock	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2023	1,657	$3.76
Restricted stock granted	1,431	$1.03
Restricted stock vested	(1,194)	$3.84
Restricted stock cancelled and forfeited	(490)	$1.85
Outstanding at December 31, 2024	1,404	$1.58	0.98	$1
The total fair value of RSUs vested for the years ended December 31, 2024 and December 31, 2023, was approximately $1.3 million and $2.1 million, respectively.
Restricted Stock Units
Pursuant to the 2020 Plan, the RSUs granted have a three-year vest period and in order to vest, the holder is required to provide service to the Company.

KRONOS BIO, INC.
Notes to Financial Statements
As of December 31, 2024, there was $1.3 million of unrecognized stock-based compensation related to RSUs, which is expected to be recognized over a weighted-average period of 1.69 years.
Restricted Stock Awards (RSAs)
There were no RSAs granted during the years ended December 31, 2024 and December 31, 2023. The total fair value of RSAs vested during the years ended December 31, 2024 and December 31, 2023, was approximately $0.1 million and $0.1 million, respectively.
As of December 31, 2024, there was zero unrecognized stock-based compensation related to RSAs remaining to be recognized.
2020 Employee Stock Purchase Plan
In October 2020, the Company adopted its 2020 Employee Stock Purchase Plan (ESPP), which initially reserved 688,000 shares of the Company’s common stock for employee purchase under terms and provisions established by the Board of Directors. The number of shares of the Company’s common stock reserved for issuance under the ESPP automatically increases in 2021 and continuing through 2030, by the lesser of (i) 1.0% of the total number of shares of common stock outstanding on December 31st of the immediately preceding year, and (ii) 1,376,000 shares, except before the date of any increase, the Board of Directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). Effective January 1, 2024 and 2023, the number of shares authorized under the ESPP for employee purchases increased by 589,465 and 569,674 shares, respectively. The ESPP is intended to qualify as an ‘employee stock purchase plan’ under Section 423 of the Internal Revenue Code. Under the current offering adopted pursuant the ESPP, each offering period shall not exceed 27 months, with shorter duration purchase periods within each offering. Employees are eligible to participate if they are employed by the Company for at least 20 hours per week and more than five months of the year. As of December 31, 2024, 1,930,436 shares of common stock were available and reserved for future issuance under the ESPP.
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
In connection with the restructuring, in November 2024 the Company’s Board of Directors approved the suspension of the ESPP for all current, active, and future offerings subsequent to the December 31, 2024 ESPP purchase.
The fair values of the rights granted under the ESPP were calculated using the following assumptions:

Year Ended December 31,
	2024	2023
Expected term (in years)	0.50 - 2.00	0.50 - 2.00
Expected volatility	80.03% - 101.21%	70.74% - 82.61%
Risk-free interest rate	4.33% - 5.37%	4.40% - 5.53%
Dividend yield	—	—

KRONOS BIO, INC.
Notes to Financial Statements
Stock-Based Compensation Summary
Total stock-based compensation expense was classified in the Company’s statements of operations and comprehensive loss for the years ended December 31, 2024 and December 31, 2023 as follows for stock options, restricted stock units, restricted stock awards and the employee stock purchase plan (in thousands):

	Year Ended December 31,
	2024	2023
Research and development expenses	$3,430	$12,013
General and administrative expenses	5,787	12,969
Restructuring expenses	4,920	—
Total stock-based compensation expense	$14,137	$24,982

The Company records stock-based compensation awards based on fair value as of the grant date. The Company values RSUs and RSAs at the market close price of common stock on the grant date. For option awards and ESPP offerings, the Company uses the Black-Scholes option pricing model to determine fair value. The Company recognizes such costs as compensation expense generally on a straight-line basis over the requisite service period of the award.
Equity Modifications
During the first quarter of fiscal 2024 the Company announced a restructuring whereby various employees including three executive officers terminated employment and entered into non-employee consulting arrangements. Terms associated with material modifications relating to the executive officers allowed for the immediate acceleration of unvested shares as of the February 16, 2024 conversion date, and extension of original exercise terms related to all vested shares through their consulting arrangements termination date of December 31, 2024. As a result of vesting acceleration and modification of exercise terms, the Company recorded an additional $4.4 million in stock-based compensation. The incremental cost based compensation was recorded in operating expenses in the Statement of Operations and Comprehensive Loss under Impairment of long-lived assets and restructuring for the year ended December 31, 2024.
On November 22, 2024, the Company’s President and Chief Executive Officer resigned from his position, effective December 3, 2024. In connection with this resignation, the Company modified certain terms of outstanding equity awards. Any equity awards held as of immediately prior to the resignation that were vested will remain exercisable, and that were unvested will remain eligible for continued vesting, for so long as continuous services are provided, including continuous services as a director of the Company. As a result of these modifications, the Company recognized an incremental stock-based compensation expense of $0.5 million recorded in operating expenses in the Statement of Operations and Comprehensive Loss under Impairment of long-lived assets and restructuring for the year ended December 31, 2024.
In connection with the restructuring, in November 2024 the Company’s Board of Directors approved the suspension of the ESPP for all current, active, and future offerings subsequent to the December 31, 2024 ESPP purchase. Any remaining contributions from ESPP participants were refunded in January 2025. As of December 31, 2024 there was no unrecognized compensation related to the 2020 ESPP.

KRONOS BIO, INC.
Notes to Financial Statements
12.    NET LOSS PER SHARE
The following table summarizes the computation of basic and diluted net loss per share of the Company for the years ended December 31, 2024 and December 31, 2023 (in thousands, except per share data):

	Year Ended December 31,
	2024	2023
Net loss	$(86,079)	$(112,673)
Weighted-average shares of common stock, basic and diluted	60,070	57,744
Net loss per share, basic and diluted	$(1.43)	$(1.95)
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
The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each stated period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2024	2023
Stock options to purchase common stock	8,978	8,197
Early exercised stock options subject to future vesting	—	56
Restricted stock units subject to future vesting	—	1,635
Restricted stock awards subject to future vesting	1,404	20
Total	10,382	9,908
13.    RELATED PARTIES
On December 1, 2017, the Company entered into a services agreement with Two River Consulting, LLC (Two River) to provide various clinical development, operational, managerial, accounting and financial, and administrative services to the Company. Mr. Arie Belldegrun, M.D., FACS, the Chairman of the Board of Directors, is the Chairman of Two River. Mr. Joshua Kazam and Mr. David Tanen, each a director of the Company, are each partners of Two River. The Company incurred expenses of $0.4 million and $0.1 million for each of the years ended December 31, 2024 and December 31, 2023 for these services.
In 2019, the Company entered into a consulting agreement with Bellco Capital, LLC (Bellco) to provide various executive services to the Company. Mr. Arie Belldegrun, M.D., FACS, the Chairman of the Board of Directors, is the Chairman of Bellco. The Company incurred nominal expenses for each of the years ended December 31, 2024 and December 31, 2023 for these services.
In 2024, the Company entered into a consulting agreement with KEOE, LLC (KEOE) to provide various executive services to the Company. Ms. Katherine Stultz, the Company’s Director is the owner of KEOE. The Company incurred nominal expenses under the KEOE agreement for the year ended December 31, 2024.
14.    SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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
Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
Changes in Internal Control over Financial Reporting
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended December 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item and not set forth below will be set forth in the section headed “—Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC (our Proxy Statement) on or before April 30, 2025 and is incorporated in this Annual Report by reference.
We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at www.kronosbio.com under the Corporate Governance section of our Investors and Media page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver, in each case, to the extent required by applicable SEC rules. Shareholders may request a free copy of the Code of Business Conduct and Ethics from our Assistant General Counsel, c/o Kronos Bio, 1300 So. El Camino Real, Suite 400, San Mateo, California 94402.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be set forth in the sections headed “Executive Compensation,” “Non-Employee Director Compensation Policy” and “2024 Director Compensation Table” in our Proxy Statement and is incorporated in this Annual Report by reference.
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

	10.13*‡	Transition Agreement and Mutual General Release, dated December 20, 2024, by and between the registrant and Genentech, Inc. and F. Hoffmann-La Roche Ltd.
	19.1	Kronos Bio, Inc. Insider Trading Policy.
	23.1	Consent of Independent Registered Public Accounting Firm.
	24.1	Power of Attorney. Reference is made to the signature page hereto.
	31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
	32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
	97+	Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to the registrant’s Annual Report on Form 10-K (File No. 001-39592), filed with the SEC on March 21, 2024).
	101.INS	Inline XBRL Instance Document (this document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
	101.SCH	Inline XBRL Taxonomy Extension Schema Document.
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

‡	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

+	Indicates management contract or compensatory plan.
*	Certain portions of this exhibit are omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRONOS BIO, INC.

Date:	March 18, 2025	By:	/s/ Deborah Knobelman
Deborah Knobelman, Ph.D.
President, Interim Chief Executive Officer, Chief Financial Officer and Chief Operating Officer
(Principal Executive, Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Deborah Knobelman, Ph.D., as his or her true and lawful attorney-in-fact and agent, with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every fact and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and of the dates indicated.

Signature	Title	Date

/s/ Deborah Knobelman	President, Interim Chief Executive Officer, Chief Financial Officer and Chief Operating Officer	March 18, 2025
Deborah Knobelman, Ph.D	(Principal Executive, Financial and Accounting Officer)

/s/ Arie Belldegrun	Chair of the Board of Directors	March 18, 2025
Arie Belldegrun, M.D. FACS

/s/ Norbert Bischofberger	Director	March 18, 2025
Norbert Bischofberger, Ph.D.

/s/ Roshawn Blunt	Director	March 18, 2025
Roshawn Blunt

/s/ Roger Dansey	Director	March 18, 2025
Roger Dansey, M.D.

/s/ Joshua Kazam	Director	March 18, 2025
Joshua Kazam

/s/ Elena Ridloff	Director	March 18, 2025
Elena Ridloff, CFA

/s/ Katherine Vega Stultz	Director	March 18, 2025
Katherine Vega Stultz

/s/ David Tanen	Director	March 18, 2025
David Tanen

/s/ Taiyin Yang	Director	March 18, 2025
Taiyin Yang, Ph.D.