Form 10-K/A
period 2024-12-31
Kronos Bio, Inc.
filed 2025-04-25
CIK 1741830

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Kronos Bio, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 18, 2025 , to provide the information required by Part III of Form 10-K. This information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after end of our fiscal year. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we do not expect to file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Form 10-K. This Amendment No. 1 amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K.
In addition, as required by Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, an updated certification of the Company’s principal executive and financial officer is included as Exhibit 31.2 hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.
No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way the financial statements, consents or any other items or disclosures made in the Form 10-K in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Form 10-K.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance.
Directors
Set forth below is certain information regarding each of the Company’s current directors, including the qualifications, experience and selected other biographical information for each director. There are no arrangements or understandings between a director and any other person pursuant to which such director was or is to be selected as a director or nominee.
Arie S. Belldegrun, M.D., 75, has served as the Chairman of our Board of Directors since November 2017. Dr. Belldegrun has had a distinguished tenure in the life sciences, having been closely involved with the founding and advancement of several successful biopharmaceutical companies. Dr. Belldegrun is a co-founder of Allogene Therapeutics, Inc., a public biopharmaceutical company, and has served as Executive Chairman of its board of directors since November 2017. From March 2014 until October 2017, Dr. Belldegrun served as the President and Chief Executive Officer of Kite Pharma, Inc. and as a member of its board of directors from June 2009 until October 2017. Dr. Belldegrun currently serves as Chairman of Bellco Capital LLC (since 2004); Chairman of UroGen Pharma Ltd. (since December 2012); Chairman and Partner of Two River (since June 2009); Co-Chairman of Breakthrough Properties LLC and Breakthrough Services, L.L. C. (since April 2019); Co-chairman of Symbiotic Capital (since June 2023); and Director of ByHeart, Inc. (since October 2019). He was a director of Ginkgo Bioworks, Inc., from September 2021 to November 2024. Dr. Belldegrun is also Senior Managing Director of Vida Ventures, LLC (since November 2017). Dr. Belldegrun is a Research Professor, holds the Roy and Carol Doumani Chair in Urologic Oncology, and is Founder and Director of the UCLA Institute of Urologic Oncology at the David Geffen School of Medicine at UCLA. Prior to joining UCLA, Dr. Belldegrun was at the National Cancer Institute/NIH as a research fellow in surgical oncology and immunotherapy under Dr. Steven A. Rosenberg. He completed his MD at the Hebrew University Hadassah Medical School in Jerusalem, his postgraduate studies in Immunology at the Weizmann Institute of Science, and his residency in urologic surgery at Harvard Medical School. He has authored several books on oncology and more than 500 scientific and medical papers related to urological cancers, immunotherapy, gene therapy and cancer vaccines. He is certified by the American Board of Urology and the American Association of Genitourinary Surgeons. Dr. Belldegrun is qualified to serve on our Board due to his experience as a senior executive and as a director of several life sciences companies, and because of his knowledge of our industry.
Norbert Bischofberger, Ph.D., 69, served as our President and Chief Executive Officer from April 2018 until December 2024, and has served as a member of our Board of Directors since April 2018. Prior to joining us, Dr. Bischofberger was the Executive Vice President, Research and Development and Chief Scientific Officer at Gilead Sciences. Dr. Bischofberger joined Gilead in 1990 as Director of Chemistry after having worked as a Senior Scientist in Genentech’s DNA Synthesis Group from 1986 until 1990. During his 28-year tenure at Gilead, Dr. Bischofberger presided over the development and approval of more than 25 medicines, which led the transformation of the treatment of a range of serious diseases such as HIV, HCV and lymphoma. Dr. Bischofberger was part of the core management team that grew Gilead from less than 50 employees with no revenues to 10,000 employees with $25 billion in revenue. Dr. Bischofberger received a Ph.D. in organic chemistry from Zurich’s Eidgenössische Technische Hochschule and performed postdoctoral research in steroid chemistry at Syntex. He also performed additional research in organic chemistry and applied enzymology in Professor George Whiteside’s lab at Harvard University in Cambridge, Massachusetts. Dr. Bischofberger received an honorary doctorate in Natural Sciences (2016) from The University of Innsbruck and an honorary doctorate in Letters in Medicine (2017) from Baylor College of Medicine. Dr. Bischofberger was elected a Fellow of The American Association for Advancement of Science (2018). In addition to Kronos Bio, Dr. Bischofberger serves on the Board of Directors of Vir Biotechnology, Inc. and previously served on the Board of Directors of Morphic Therapeutic from July 2019 until August 2024 and Bayer AG from April 2017 until April 2024. Dr. Bischofberger is qualified to serve on our Board due to his expertise and experience in the life sciences industry, including his work as a senior executive, and his educational background.
Roshawn Blunt, 50, joined our Board of Directors in November 2021. Ms. Blunt has more than 20 years of experience in the biopharmaceutical and medical device industries. She is the president of Corsaire Corporation, a pharmaceutical commercialization organization. Immediately prior to working in this capacity, Ms. Blunt was the founder and managing director of 1798, LLC, a pharmaceutical managed markets consulting firm. She guided 1798 until it was purchased by Fingerpaint Marketing, at which time she became a partner at the firm and the managing director of its consulting business line. She began her pharmaceutical career at The Boston Consulting Group, working primarily on cases in the healthcare industry. She transitioned out of consulting and into positions on both the manufacturer and the provider sides of the industry. Ms. Blunt held a variety of strategic reimbursement and commercialization positions of increasing importance at Amgen, including involvement in the payor marketing for Aranesp; development of the Medicare local strategy and policy analysis across the Amgen portfolio for the payer field teams; and serving as global government affairs director in the Washington, DC, office, where she was responsible for the Centers for Medicare & Medicaid Services strategies specific to the oncology franchise. Ms. Blunt was the first global director of health economics and reimbursement for the Biosense Webster Johnson & Johnson company. Ms. Blunt’s team was responsible for developing global value propositions and for managing all health technology assessments for 20 countries, including the United States. Ms. Blunt previously served on the Board of Directors of Reneo Pharmaceuticals, Inc., a private biotechnology company, from 2022 until 2024. Ms. Blunt graduated from Princeton University, where she received her B.A. from the School of International and Public Policy. She earned her M.B.A. from the Kellogg School of Management at Northwestern University. Ms. Blunt is qualified to serve on our Board due to her experience running a national health care consulting firm, the depth of her knowledge around reimbursement and patient access and her prior experience working in the biopharmaceutical industry.
Roger Dansey, M.D., 69, joined our Board of Directors in April 2023. He is the President, Research and Development of Seagen, a global biotechnology company focusing on transformative cancer medicines, where he has served since May 2018.Previously, Dr. Dansey was Senior Vice President at Merck Inc., where he led the company’s late-stage oncology development efforts. Earlier in his career, he led oncology clinical research at Gilead Sciences and had multiple oncology and hematology roles at Amgen. At Seagen, Dr. Dansey has supervised the company’s strategic growth from a single product US-based company to a four-product company with a European commercial and development presence. Dr. Dansey has overseen all aspects of the clinical development of the initial and supplementary regulatory approvals of several commercial drug products. At Seagen, Dr. Dansey also oversees the Translational Sciences group as well as an extensive early development pipeline of programs that are in the clinic. Dr. Dansey served as interim CEO at Seagen from May 2022 until November 2022. Dr. Dansey also currently serves on the Boards of Directors of Inovio Pharmaceuticals and Ottimo Pharma. Dr. Dansey is qualified to serve on our Board due to his experience in the life sciences industry and his educational background.
Joshua Kazam, 48, has served as a member of our Board of Directors since our inception in June 2017. Mr. Kazam currently serves on the board of directors of Allogene Therapeutics, a public biopharmaceutical company, and served as its President from November 2017 until June 2018. He was a founder of Kite Pharma, Inc. and served as a member of its board of directors from its inception in June 2009 until October 2017. In June 2009, Mr. Kazam co-founded Two River LLC, a life-science company building firm. Mr. Kazam has served on the board of Vision Path, Inc. (d/b/a Hubble Contacts) since May 2016, ByHeart, Inc. since November 2016, and Breakthrough Properties LLC and Breakthrough Services LLC since April 2019. Mr. Kazam has also served on the boards of several blank check companies formed for the purpose of effecting a business combination with one or more businesses: Screaming Eagle Acquisition Corp. from January 2022 to May 2024, TS Innovation Corp. II from February 2021 until December 2022, TS Innovation Acquisitions Corp. from November 2020 until June 2021, Soaring Eagle Acquisition Corp. from February 2021 to September 2021 and Flying Eagle Acquisition Corp. from February 2020 until December 2020. Mr. Kazam has served as the President of Desert Flower Foundation since June 2016. Mr. Kazam received his B.A. in Entrepreneurial Management from the Wharton School of the University of Pennsylvania and is a Member of the Wharton School’s Undergraduate Executive Board and Penn Medicine Board. Mr. Kazam is qualified to serve on our Board due to his experience serving on the boards of directors of clinical-stage life sciences companies, and because of his investment experience in the life sciences industry.
Elena H. Ridloff, CFA, 45, joined our Board of Directors in September 2020. Ms. Ridloff is currently the Chief Financial Officer and Head of Corporate Development of Sionna Therapeutics, Inc., a public biotechnology company. Previously, she held multiple roles at Acadia Pharmaceuticals, Inc. from April 2018 to September 2021, including as Executive Vice President and Chief Financial Officer. Previously, Ms. Ridloff held various roles at Alexion Pharmaceuticals, Inc. (Alexion), a public biopharmaceutical company, including Executive Director, Investor Relations from April 2014 to January 2016, and Vice President, Investor Relations from January 2016 to March 2018. Ms. Ridloff also served as a member of Alexion’s Operating Committee. While at Alexion, Ms. Ridloff was responsible for building and leading an investor relations function. Prior to joining Alexion, Ms. Ridloff served as the Chief Executive Officer and Managing Member of BIOVISIO, an independent consulting firm providing strategic, financial and investor relations counsel to the life sciences industry, from January 2012 to April 2014. Ms. Ridloff also served as Managing Director at Maverick Capital, a hedge fund responsible for investments in the biotechnology, pharmaceutical, medical device and life science sectors, from July 2005 to January 2012. Ms. Ridloff received her B.A. in History and Sociology of Science from the University of Pennsylvania, and is a Chartered Financial Analyst. Ms. Ridloff is qualified to serve on our Board due to her financial and accounting expertise and her experience in the finance and life sciences industries.

Katherine Vega Stultz, 52, joined our Board of Directors in April 2023. She is a C-level biotech executive who most recently served as the CEO & President of Ocelot Bio from January 2022 to July 2024, a private biopharmaceutical company. Ms. Stultz also served as a Strategic Advisor to Kamau Therapeutics from July 2024 to December 2024 and as an independent board member of 4D Path from August 2024 to December 2024. Prior to these appointments, Ms. Stultz was the Chief Operating Officer of Graphite Bio from August 2020 to December 2021. Prior to this, Ms. Stultz spent 15 years at Celgene Corporation from August 2005 to January 2020. She rose in responsibilities and roles inclusive as SVP of Project & Portfolio Leadership and General Management. Earlier in her career, Ms. Stultz was at Eli Lilly from 2000 to 2005 and ConvaTec from 1995 to 2000. She has served on the board of directors of 4D Path, a private biotechnology company, since October 2024. Ms. Stultz graduated from Cornell University in 1995 with a degree in Mechanical Engineering. Ms. Stultz has worked in commercialization and development covering oncology, hematology, inflammation, neuroscience and hepatology. Ms. Stultz is qualified to serve on our Board due to her life sciences executive leadership experience and her educational background.
David M. Tanen, 53, has served as a member of our Board of Directors since our inception in June 2017. Mr. Tanen is a co-founder of Two River, LLC, a life-science consulting and investment firm, and has served as a Partner since September 2004. He has served as an Advisor to Vida Ventures, a life science investment firm, since November 2018. Prior to founding Two River, Mr. Tanen served as General Counsel for a life science focused venture capital firm. Mr. Tanen is also a co-founder of Kite Pharma, Inc., where he served as Corporate Secretary and General Counsel from June 2009 until its acquisition by Gilead Sciences in 2017. He is a co-founder of Allogene Therapeutics and served as its Corporate Secretary until January 2024. Mr. Tanen also served as an officer and director of Neogene Therapeutics, Inc. until its acquisition by AstraZeneca in January 2023. He is also an officer and director of 76Bio, Inc., a privately held life science company focused on developing treatments for cancer. Mr. Tanen received his B.A. from The George Washington University and his J.D. from Fordham University School of Law, where he has served on the Dean’s Planning Council since 2009. Mr. Tanen is a member of the Board of Trustees of Fordham University, a position he has held since July 2023. Mr. Tanen is qualified to serve on our Board due to his experience serving as an officer and a member of the boards of directors of clinical-stage life sciences companies, and because of his investment experience in the life sciences industry.
Taiyin Yang, Ph.D., 71, joined our Board of Directors in March 2021 and was the Executive Vice President of Pharmaceutical Development and Manufacturing at Gilead Sciences, Inc. until July 2022. She directed operations of chemical and biologics process development, device and formulation development, manufacturing, packaging, analytical operations, laboratory information systems, data science, quality assurance, CMC regulatory affairs, program management, supply chain management and site operations for all the company’s small molecules, biologics and antibody-drug conjugates of investigational compounds and marketed products. Under her leadership, Gilead developed the world’s first HIV single table regimen and advanced more than 25 compounds from early-stage development to market, reaching millions of people around the world. Prior to joining Gilead in 1993, Dr. Yang worked at Syntex Corporation from 1980 where she contributed to the development and commercialization of more than 10 medicines. Dr. Yang served on the Expert Scientific Advisory Committee of Medicines for Malaria Venture from 2020-2023, and is a member of the scientific advisory board of Sionna Therapeutics. Dr. Yang also serves on the Board of Directors of Kodiak Sciences and Brii Biosciences. Dr. Yang received her bachelor’s degree in chemistry from National Taiwan University and her Ph.D. in organic chemistry from the University of Southern California. Dr. Yang was elected a Fellow of the American Institute for Medical and Biological Engineering (2021) and a member of the National Academy of Engineering (2022). Dr. Yang is qualified to serve on our Board due to her expertise and experience in the life sciences industry and her educational background.
Executive Officers
    Set forth below is biographical information for our sole executive officer.
Deborah Knobelman, Ph.D., age 52, has served as our President and Interim Chief Executive Officer since December 2024, and as our Chief Financial Officer and Chief Operating Officer since June 2024. Before joining us, from May 2021 until May 2024, Dr. Knobelman served as the Chief Financial Officer of Senti Biosciences and as Senti Biosciences’ Head of Corporate Development since March 2023. Prior to that, Dr. Knobelman served in interim C-suite roles for several life sciences companies through her firm Waverly BioConsulting LLC from April 2012 to May 2021. Previously, Dr. Knobelman served as Chief Financial Officer at GeneriCo, LLC from April 2016 to July 2017, as Chief Business Officer at Ampio Pharmaceuticals, Inc. (NYSE: AMPE) from September 2011 to April 2012, and as Director of Commercial Strategy and Analytics at Pfizer Inc. (NYSE: PFE) from June 2008 to August 2011. Earlier in her career, Dr. Knobelman was an Equity Research Analyst covering Specialty Pharmaceuticals and Biotech as a Senior Research Analyst for Piper Sandler Cos. (earlier Piper Jaffray) (NYSE: PIPR) and as a Research Associate at JP Morgan & Co., Inc. (NYSE: JPM). Dr. Knobelman

earned her AB in Chemistry from Duke University and her Ph.D. in Pharmacology from the University of Pennsylvania School of Medicine.
Audit Committee
    Our Board of Directors has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Audit Committee currently consists of Elena Ridloff, CFA, Roshawn Blunt and Taiyin Yang, Ph.D. Ms. Ridloff serves as the chair of our Audit Committee. Our Board of Directors has determined that each of the members of our Audit Committee satisfies the Nasdaq Stock Market and SEC independence requirements. Our Board of Directors has determined that Ms. Ridloff qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq Listing Rules. In making this determination, our Board has considered Ms. Ridloff’s prior experience, business acumen and independence. Both our independent registered public accounting firm and management periodically meet privately with our Audit Committee.
We believe that the composition and functioning of our Audit Committee comply with all applicable requirements of the Sarbanes-Oxley Act, and all applicable SEC and Nasdaq rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.
Code of Ethics
We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at www.kronosbio.com under the Corporate Governance section of our Investors and Media page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver, in each case, to the extent required by applicable SEC. Stockholders may request a free copy of the Code of Business Conduct and Ethics from our Corporate Secretary, c/o Kronos Bio, 1300 So. El Camino Real, Suite 400, San Mateo, California 94402.
Insider Trading Policy
The Company has adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is filed as an exhibit to this Annual Report on Form 10-K. In addition, it is the Company’s intent to comply with applicable laws and regulations relating to insider trading.

Item 11.    Executive Compensation.
Named Executive Officers
Our named executive officers for the year ended December 31, 2024 are:
•Deborah Knobelman, Ph.D., President, Interim Chief Executive Officer, Chief Operating Officer and Chief Financial Officer;
•Norbert Bischofberger, Ph.D., former President and Chief Executive Officer;
•Allison Frisbee, former Chief Administrative Officer; and
•Charles Lin, Ph.D., former Chief Scientific Officer.

2024 Summary Compensation Table
The table below summarizes the total compensation of our named executive officers for the fiscal years indicated. Other than Dr. Bischofberger, none of the individuals in the table below were named executive officers in 2023.

Name and Principal Position	Year	Salary ($)	Stock awards ($)(1)	Option awards ($)(2)	Non-equity incentive plan compensation ($)(3)	All other compensation ($)(4)	Total ($)
Deborah Knobelman, Ph.D. President, Interim Chief Executive Officer, Chief Operating Officer and Chief Financial Officer	2024	281,042	—	183,561	58,438	—	523,040

Norbert Bischofberger, Ph.D. Former President and Chief Executive Officer(5)	2024	536,500	291,966	1,439,737(6)	—	17,133(7)	2,285,336
	2023	580,000	—	849,337	319,000	13,200	1,761,537
Allison Frisbee Former Chief Administrative Officer(8)	2024	410,000	41,106	227,443	88,000	13,800	780,349

Charles Lin, Ph.D. Former Chief Scientific Officer(8)	2024	404,250	42,411	227,443	90,000	11,622	775,725

(1)    The dollar amounts reported in this column reflect the aggregate grant date fair value of restricted stock units granted during the year based on the closing market price of the Company’s common stock on the date of grant.
(2)    In accordance with SEC rules, this column reflects the aggregate grant date fair value or modification date fair value of the awards granted or modified during each year computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (“ASC 718”). Assumptions used in the calculation of these amounts are included in Note 10 to our financial statements in this Annual Report on Form 10-K for the year ended December 31, 2024. These amounts do not reflect the actual economic value that will be realized by our named executive officers upon the vesting, exercise, or sale of the shares of common stock underlying such awards.

(3)    The dollar amounts in this column represent the portion of the annual performance-based bonuses attributable to the corporate goals achieved in each year. For more information, see section titled “Annual Bonus Opportunity.”
(4)    Unless otherwise indicated, consists solely of 401(k) employer matching contributions.
(5)    Dr. Bischofberger resigned as our President and Chief Executive Officer, effective December 3, 2024.
(6)    Includes $683,953 in modification date fair value of a stock option that was modified in connection with Dr. Bischofberger’s resignation as our President and Chief Executive Officer. The modification permitted Dr. Bischofberger’s outstanding equity awards to continue to vest following cessation of his employment while he remains in continuous service with us as a member of our Board of Directors.
(7)    Includes $3,333 in retainer fees paid to Dr. Bischofberger pursuant to our non-employee director compensation policy for his service on our Board of Directors following his resignation as our President and Chief Executive Officer on December 3, 2024.
(8)    The employment of these individuals was terminated in January 2025.

Agreements with Named Executive Officers
Deborah Knobelman, Ph.D. In May 2024, we entered into an executive employment agreement with Dr. Knobelman in connection with her appointment as our Chief Operating Officer and Chief Financial Officer. Pursuant to the agreement, on June 3, 2024, Dr. Knobelman was granted equity awards of (i) 164,260 restricted stock units, which vest 50% on the 12-month anniversary of the grant date and the remaining 50% on the 18-month anniversary of the grant date, subject to her continuous service with the Company, and (ii) an option to purchase 246,390 shares of our common stock at the fair market value on the date of grant, 25% of which vest upon the first anniversary of June 3, 2024 and the remainder of which vest in 36 equal monthly installments as of the last calendar day of each month thereafter, subject to her continuous service with the Company. Dr. Knobelman’s initial annual base salary was $475,000 and she was eligible to receive an annual performance bonus with an initial target bonus percentage equal to 40% of her base salary. In connection with her promotion to President and Interim Chief Executive Officer on December 3, 2024, her base salary was increased to $525,000 per year, her annual target performance bonus percentage was increased to 50% of her base salary, and our Compensation Committee approved a special transaction bonus in the amount of $300,000 in the event we consummate a transaction that results in a change in control of the Company.
Pursuant to her employment agreement, Dr. Knobelman received a signing bonus of $50,000, which will be deemed earned if she remains in employment with us through June 3, 2025.
In addition, pursuant to the Company’s Severance and Change in Control Plan (the “Severance Plan”), if Dr. Knobelman’s employment is terminated without “cause” or she resigns for “good reason” (each as defined in the Severance Plan) within 12 months following a change in control (the “Change in Control Period”), she will be entitled to receive continued payment of base salary for 12 months, payment of her group health insurance premiums for up to 12 months, 100% of her annual performance bonus and full vesting acceleration of any unvested equity awards that vest solely based on continuous service. If Dr. Knobelman’s employment is terminated without “cause” or she resigns for “good reason” outside of a Change in Control Period, she will be entitled to receive continued payment of base salary for nine months, payment of her group health insurance premiums for up to nine months and full accelerated vesting of any unvested equity awards that vest solely based on continued service.
    Norbert Bischofberger, Ph.D. We entered into a letter agreement with Dr. Bischofberger, our former President and Chief Executive Officer, dated May 2018, as amended, that governed the general terms of his employment with us prior to his resignation in December 2024. Pursuant to the agreement, Dr. Bischofberger received an annual base salary of $580,000 and, prior to his resignation, was eligible to receive an annual target performance bonus of up to 55% of his annual base salary, as determined by our Board. In connection with his resignation as our President and Chief Executive Officer, our Board of Directors approved a special transaction bonus for Dr. Bischofberger in the amount of $899,000, payable in the event we consummate a transaction that results in a change in control of the Company.
    Allison Frisbee. We entered into a letter agreement with Ms. Frisbee, our former Chief Administrative Officer, dated September 2020, that governed the general terms of her employment with us. Pursuant to the agreement, Ms. Frisbee was entitled to an annual base salary, which was $400,000 in 2024 until her promotion to Chief Administrative Officer in October 2024, at which time it was increased to $440,000. Ms. Frisbee was also eligible to receive an annual target performance bonus of up to 40% of her annual base salary, as determined by our Board. In addition, pursuant to the Severance Plan, if Ms. Frisbee’s employment were terminated without “cause” or she resigned for “good reason” (each as defined in the Severance Plan) within the Change in Control Period, she would have been entitled to receive continued payment of base salary for 12 months, payment of her group health insurance premiums for up to 12 months, 100% of her annual performance bonus and full vesting acceleration of any unvested equity awards that vest solely based on continuous service. Pursuant to the Severance Plan, in connection with Ms. Frisbee’s termination of employment in January 2025, Ms. Frisbee received nine months’ base salary and is entitled to payment of her group health insurance premiums for up to nine months following her separation, and all of her time-based equity awards accelerated in full.
    Charles Lin, Ph.D. We entered into a letter agreement with Dr. Lin, our former Chief Scientific Officer, dated August 2019, that governed the general terms of his employment with us. Pursuant to the agreement, Dr. Lin was entitled to an annual base salary, which was $389,000 in 2024 until his promotion to Chief Scientific Officer in October 2024, at which time it was increased to $450,000. Dr. Lin was also eligible to receive an annual target performance bonus of up to 40% of his annual base salary as determined by our Board. In addition, pursuant to the Severance Plan, if Dr. Lin’s employment were terminated without “cause” or he resigned for “good reason” (each as defined in the Severance Plan) within the Change in Control Period, he would have been entitled to receive continued payment of base salary for 12 months, payment of his group health insurance premiums for up to 12 months, 100% of his annual performance bonus and full vesting acceleration of any unvested equity awards that vest solely based on continuous service. Pursuant to the Severance Plan, in connection with Dr. Lin’s termination of employment in January 2025, Dr. Lin received nine months’ base salary and is entitled to payment of his group health insurance premiums for up to nine months following his separation, and all of his time-based equity awards accelerated in full.
Elements of 2024 Compensation
Annual Base Salary
The base salaries of our executive officers are designed to compensate them for day-to-day services rendered during the fiscal year. Appropriate base salaries are used to recognize the experience, skills, knowledge, and responsibilities required of each executive officer, and to allow us to attract and retain individuals capable of leading us to achieve our business goals in competitive market conditions.
The base salaries of our executive officers are reviewed at least annually by our Compensation Committee and adjustments are made to reflect Company and individual performance, as well as competitive market practices. Our Compensation Committee also takes into account subjective performance criteria, such as an executive officer’s ability to lead, organize and motivate others, develop the skills necessary to grow with us as an organization, set realistic goals to be achieved in their respective area, and recognize and pursue new business opportunities that enhance our growth and success. Our Compensation Committee does not apply specific formulas to determine increases, but instead evaluates each executive officer’s contributions to our long-term success. Annual adjustments to base salaries are effective as of January 1 of each year, with mid-year adjustments to base salaries made under special circumstances, such as promotions or increased responsibilities.
Annual Bonus Opportunity
Our named executive officers are eligible to receive performance-based cash bonuses, which are designed to provide appropriate incentives to our executive officers to achieve pre-established annual corporate goals and reward them for individual performance towards these goals. The annual performance-based bonus each current named executive officer is eligible to receive is generally based on the extent to which we achieve the corporate goals that the Board establishes early each year. At the end of the year, the Board and Compensation Committee review our performance and evaluate the extent to which we achieved each of these corporate goals. Generally, the Board and Compensation Committee, as applicable, will assess each named executive officer’s individual contributions toward reaching our annual corporate goals.
The target bonus opportunities afforded to each named executive officer are provided as a percentage of base salary. The target bonus percentages for our named executive officers are discussed above under “Agreements with Named Executive Officers.”
The corporate goals used in our 2024 annual cash bonus plan were proposed by management and reviewed and approved by our Compensation Committee and our Board. Our corporate goals for 2024 related to our istisociclib (KB-0742), KB-9558, and discovery programs, as well as business development, financing, and managing cash spend.

In November 2024, our Compensation Committee and our Board reviewed our progress against these 2024 corporate goals and determined that, on an overall basis, we had attained 50% % of our corporate goals for purposes of executive performance bonuses. Our named executive officers, other than Dr. Bischofberger who resigned as our President and Chief Executive Officer in December 2024, received a performance bonus based on this achievement level and the named executive officer’s individual target bonus percentage. Dr. Knobelman’s target bonus percentage was calculated on a weighted-average basis taking into account the increase to target bonus percentage in December 2024.
Long-Term Incentive Compensation
We provide long-term incentive compensation to our executive officers through the grant of equity awards. We believe that equity awards incentivize our executive officers to execute our long-term strategic plan with the goal of creating value for our stockholders. We also believe equity awards foster an ownership culture, which is critical for aligning financial interests with that of our stockholders. In addition, the vesting requirements of our equity awards contributes to executive retention by providing an added incentive to our executive officers to remain employed by us during the vesting period.
Generally, equity awards are granted when an executive officer commences employment with us. Thereafter, equity awards may be granted at varying times and in varying amounts at the discretion of our Compensation Committee or, if awards are being granted to the CEO, at the discretion of the Board. Grants are generally made once a year, unless such executive officer is promoted or to recognize outstanding performance. None of our executive officers is currently a party to an employment agreement that provides for an automatic grant of stock options or other equity awards.
Before approving equity awards, the Compensation Committee receives preliminary recommendations for equity awards from our CEO for executive officers (other than himself) for annual awards and awards made in connection with an executive’s hire or promotion. The Compensation Committee then reviews our compensation consultant’s market-based recommendations based on our peer group and survey data, and approves equity awards for our executive officers, with the exception of our CEO whose grant is reviewed and approved by the Board once it receives the recommendation of the Compensation Committee.

Outstanding Equity Awards at Fiscal Year-End Table
The following table presents information concerning equity awards held by our named executive officers as of December 31, 2024. The market value for the stock awards was calculated by multiplying the number of shares of our common stock subject to each award by $0.95 , which was the closing market price of our common stock on December 31, 2024.

		Option Awards (1)					Stock Awards
Executive Name	Grant date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($) (2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Deborah Knobelman, Ph.D.	6/3/2024	—	246,390	(3)	0.75	6/3/2034	164,260	(4)	156,047
Norbert Bischofberger, Ph.D.	12/10/2020	297,186	—	(5)	30.78	12/10/2030	—		—
	2/16/2022	283,333	116,667	(5)	7.30	2/16/2032	—		—
	2/15/2023	261,647	309,221	(5)	2.09	2/15/2033	—		—
	2/15/2024	145,791	554,009	(5)	1.08	2/15/2034	—		—
Allison Frisbee	9/14/2020	29,751	—	(6)	13.35	9/15/2030	—		—
	2/16/2021	27,301	1,187	(5)	28.82	2/16/2031	—		—
	2/15/2022	23,375	9,625	(5)	7.08	2/15/2032	7,334	(7)	6,967
	7/11/2022	13,291	8,709	(5)	4.32	7/11/2032	4,889	(7)	4,645
	7/25/2022	23,967	5,784	(8)	5.02	7/25/2032	—		—
	2/15/2023	38,463	45,457	(5)	2.09	2/15/2033	37,298	(7)	35,433
	2/15/2024	30,373	115,422	(5)	1.08	2/15/2034	97,195	(7)	92,335
	10/15/2024	3,037	69,863	(5)	0.96	10/16/2034	—		—
Charles Lin, Ph.D.	12/20/2019	152,975	—	(9)	2.53	12/19/2029	—		—
	2/16/2021	35,487	1,543	(5)	28.82	2/16/2031	—		—
	2/15/2022	40,729	16,771	(5)	7.08	2/15/2032	12,842	(7)	12,200
	2/15/2023	37,546	44,374	(5)	2.09	2/14/2033	36,409	(7)	34,589
	2/15/2024	30,373	115,422	(5)	1.08	2/14/2034	97,195	(7)	92,335
	10/15/2024	3,037	69,863	(5)	0.96	10/15/2034	—		—
(1)    Option awards with grant dates prior to October 9, 2020 were granted under the 2017 Equity Incentive Plan. Stock and option awards with grant dates on or after October 9, 2020 were granted under the 2020 Equity Incentive Plan (the “2020 Plan”).
(2)    These options awards were granted with a per share exercise price equal to the closing fair market value of our common stock on the grant date.
(3)    These shares vest over four years with 1/4 vesting on June 6, 2025 and the remainder vesting in 36 equal monthly installments, subject to continued service through each vesting date.
(4)    Fifty percent of these restricted stock units will vest on the 12-month anniversary of the grant date; the remaining fifty percent will vest on the 18-month anniversary of the grant date.
(5)    These shares vest monthly over four years commencing on the grant date, subject to continued service through each such vesting date.
(6)    These shares vest over four years with 1/4 vesting on September 30, 2021 and the remainder vesting in 36 equal monthly installments, subject to continued service through each vesting date.
(7)    These restricted stock units vest annually over three years commencing on the grant date, subject to continued service through each such vesting date.
(8)    These shares vest over three years with 1/4 vesting on July 25, 2023 and the remainder vesting in 24 equal monthly installments, subject to continued service through each vesting date.

(9)    These shares vest over four years with 1/4 vesting on December 20, 2020 and the remainder vesting in 36 equal monthly installments, subject to continued service through each vesting date.

Health and Welfare Benefits
Our named executive officers are or were eligible to participate in our employee benefit plans, including our medical, dental, group term life, disability and accidental death and dismemberment insurance plans, in each case on the same basis as all of our other employees. We also maintain a Section 401(k) plan for our employees, including our named executive officers, as discussed in the section below entitled “— Section 401(k) Plan.”
Section 401(k) Plan
We maintain a defined contribution employee retirement plan (the “401(k) Plan”) for our employees. Our executive officers are eligible to participate in the 401(k) Plan on the same basis as our other employees. The 401(k) Plan provides that each participant may contribute up to the lesser of 1-80% of the participant’s compensation, or the statutory limit, which was $23,000 for calendar year 2024. Participants 50 years or older could also make “catch-up” contributions of up to $7,500 in 2024. We currently make matching contributions to each participant’s account equal to 100% of eligible contributions up to the first 4% of eligible compensation. Participant contributions are held by the plan’s trustee and invested pursuant to the participant’s instructions.
Perquisites
We generally do not provide perquisites or personal benefits to our named executive officers. We do, however, from time to time, provide relocation benefits to our named executive officers as determined in the Board’s discretion.
Accounting and Tax Considerations
Under Financial Accounting Standard Board ASC Topic 718, or ASC Topic 718, we are required to estimate and record an expense for each share-based payment award (including stock options) over the vesting period of the award. We record share-based compensation expense on an ongoing basis according to ASC Topic 718. Our Compensation Committee has considered, and may in the future consider, the grant of performance-based or other types of stock awards to our executive officers in lieu of or in addition to stock options in light of the accounting impact of ASC Topic 718 and other considerations.
For federal income tax purposes, publicly-traded companies may be prohibited under Section 162(m) of the Code (“Section 162(m)”) from deducting employee remuneration in excess of $1 million paid to their chief executive officer, chief financial officer, any other executive officer whose total compensation is required to be reported to stockholders under the Exchange Act by reason of such individual being among the three highest compensated executive officers for the tax year, and any executive officer who was subject to the deduction limit in any tax year beginning after December 31, 2016. Even if Section 162(m) may limit the compensation deduction, our Board and our Compensation Committee believe our compensation policies and practices should be designed to help us meet our established goals and objectives. While our Board and Compensation Committee will consider the impact of the Section 162(m) deduction limitation, they intend to continue to compensate our named executive officers in a manner that is in the best interests of our stockholders and reserve the right to make compensation decisions that may not be deductible under Section 162(m) where they determine the compensation to be appropriate and in the best interests of the Company and our stockholders.

Non-Employee Director Compensation Policy
Our non-employee director compensation policy provides for the following:
•an annual cash retainer of $40,000;
•an additional cash retainer of $30,000 for serving as Chair of the Board of Directors;
•an additional annual cash retainer of $7,500, $5,000 and $4,000 for service as a member (other than as chair) of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, respectively;
•an additional annual cash retainer of $20,000, $15,000, $10,000 and $8,000 for service as chair of the Corporate Strategy Committee, Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, respectively (if applicable, in lieu of the additional committee member annual cash retainer above);
•an initial equity grant with a fair market value of $670,000 on the date of grant, subject to a fixed share cap of 68,000 option equivalents, vesting in three equal annual installments, with the director designating the equity vehicles as either 100% options, 100% RSUs, or 50% options and 50% RSUs; and
•an annual equity grant with a fair market value of $335,000 on the date of grant, subject to a fixed share cap of 34,000 option equivalents, vesting on the earlier of (a) the one-year anniversary of the date of grant and (b) the date of the next annual meeting of stockholders, with the director designating the equity vehicles as either 100% options, 100% RSUs, or 50% options and 50% RSUs.
The annual grants will be made on the date of each annual meeting of stockholders. The stock options and restricted stock unit awards will be granted under our 2020 Plan. Each of the equity awards described above will vest and become exercisable subject to the non-employee director’s continuous service with us through each applicable vesting date, provided that each option and restricted stock unit award will vest in full upon a change in control of the Company, as defined under our 2020 Plan.
2024 Director Compensation Table
The following table shows for the fiscal year ended December 31, 2024 certain information with respect to the compensation of all non-employee directors of the Company who served during 2024, other than Dr. Bischofberger whose compensation is presented in the Summary Compensation Table above:

Name	Fees earned or paid in cash ($)	Stock awards ($) (1)	Option awards ($)(2)	All Other Compensation ($) (3)	Total ($)
Arie Belldegrun, M.D.	84,000		22,644	25,200	131,844
Roshawn Blunt	45,625		22,644		68,269
Roger Dansey, M.D.	44,000		22,644		66,644
Joshua Kazam	40,000		22,644		62,644
Elena Ridloff, CFA	55,000	10,710	11,322		77,032
Katherine Vega Stultz	61,875		22,644	21,600	106,119
David Tanen	40,000		22,644	22,000	84,644
Taiyin Yang, Ph.D	55,500		22,644		78,144
(1)    The dollar amounts reported in this column reflect the aggregate grant date fair value of restricted stock units granted based on the closing market price of the Company's common stock on the date of grant. As of December 31, 2024, the aggregate number of shares outstanding under all restricted stock units held by our non-employee directors were: Ms. Ridloff: 11,333.
(2)    The dollar amounts reported in this column represent the aggregate grant date fair value of stock option awards granted during the year. These amounts have been computed in accordance with FASB ASC 718, using the Black-Scholes option pricing model. For a discussion of valuation assumptions, see Note 10 “Stockholders’ Equity and Stock-based Compensation” to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. As of December 31, 2024, the aggregate number of shares outstanding under all option awards held by our non-employee directors were: Dr. Belldegrun: 122,600, Ms. Blunt: 143,200, Dr. Dansey: 107,868, Mr. Kazam: 122,600, Ms. Ridloff: 136,200, Mr. Tanen: 228,100, and Ms. Stultz: 109,079.
(3)    Consists of consulting payments made to entities of which the named director is the owner.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information
From time to time, the Company grants stock options to its employees, including its named executive officers. Historically, the Company has generally granted new-hire option awards on the first trading day of the month following the employee’s start date. Annual refresh employee option grants are generally granted in mid-February, which refresh grants are typically approved at the regularly scheduled meeting of the Compensation Committee or the Board of Directors occurring in January.
Also, non-employee directors receive automatic grants of initial and annual stock option awards, at the time of a director’s initial appointment or election to the board and at the time of each annual meeting of the Company’s stockholders, respectively, pursuant to the Non-Employee Director Compensation Policy, as further described above under the heading, “Non-Employee Director Compensation Policy.”
Option grants are generally made on the regular, predetermined grant dates as described above, pursuant to historical practice or the Non-Employee Director Compensation Policy, regardless of whether there is any material nonpublic information (“MNPI”) about the Company on such dates. Such grant dates are not specifically timed in relation to the Company’s disclosure of MNPI. The Company has not timed the release of MNPI for the purpose of affecting the value of executive compensation.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding the ownership of the Company’s common stock as of March 31, 2025 by: (i) each director; (ii) each of the Company’s named executive officers; (iii) all current executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than 5% of its common stock.
The table is based upon information supplied by officers and directors, and a review of Schedules 13Ds and 13Gs filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 60,969,214 shares outstanding on March 31, 2025, adjusted as required by rules promulgated by the SEC. The number of shares of common stock used to calculate the percentage ownership of each listed beneficial owner includes the shares of common stock underlying options or convertible securities held by such beneficial owner that are exercisable or convertible within 60 days following March 31, 2025. Unless otherwise indicated, the address for each person or entity listed in the table is c/o Kronos Bio, Inc., 1300 So. El Camino Real, Suite 400, San Mateo, California 94402.

Greater than 5% Stockholders	Number of Shares Beneficially Owned	Percentage Beneficially Owned
Bischofberger Trust (1)	10,802,138	17.7%
Named Executive Officers and Directors:
Norbert W. Bischofberger, Ph.D. (2)	13,019,124	21.0%
Arie S. Belldegrun, M.D. (3)	3,533,489	5.8%
David M. Tanen (4)	1,107,883	1.8%
Joshua Kazam (5)	455,103	*
Elena Ridloff, CFA (6)	133,163	*
Roshawn Blunt (7)	109,200	*
Taiyin Yang, Ph.D. (8)	108,683	*
Katherine Vega Stultz (9)	52,413	*
Roger Dansey, M.D. (10)	51,202	*
Deborah Knobelman, Ph.D.	—	*
Charles Lin, Ph.D. (11)	729,288	*
Allison Frisbee (12)	592,469	*
All current executive officers and directors as a group (10 persons)(13)	18,570,260	29.5%
*    Represents beneficial ownership of less than 1%.

(1)	Consists of 10,802,138 shares of common stock held by the Norbert W. & Inger A. Bischofberger Revocable Inter Vivos Trust, dtd August 29, 1994 (Bischofberger Revocable Trust). Dr. Bischofberger is a co-trustee of the Bischofberger Revocable Trust. The address of the Bischofberger Revocable Trust is Pillsbury Winthrop, Four Embarcadero Center, 22nd Floor, San Francisco, CA 94111, Attn: Timothy Burgh.
(2)	Consists of (i) the 10,802,138 shares described in note (1) above,(ii) 1,161,986 shares of common stock that Dr. Bischofberger has the right to acquire from us within 60 days of March 31, 2025 pursuant to the exercise of stock options and (iv) 263,750 shares of common stock held by each of (a) Norbert W. Bischofberger and Inger A. Bischofberger, Trustees of the Irene Alisha Bischofberger Dynasty GST Exempt Trust dated April 29, 2020, (b) Norbert W. Bischofberger and Inger A. Bischofberger, Trustees of The Irene Alisha Bischofberger Dynasty GST Non-Exempt Trust dated April 29, 2020, (c) Norbert W. Bischofberger and Inger A. Bischofberger, Trustees of The David Michael Anthony Dynasty GST Exempt Trust dated April 29, 2020, and (d) Norbert W. Bischofberger and Inger A. Bischofberger, Trustees of the Dave Michael Anthony Dynasty GST Non-Exempt Trust dated April 29, 2020 (collectively, the Bischofberger Dynasty Trusts). Dr. Bischofberger is co-trustee of the Bischofberger Dynasty Trusts and may therefore be deemed to be the beneficial owner of the common shares held by the Bischofberger Dynasty Trusts. The address of the Bischofberger Dynasty Trusts is Pillsbury Winthrop, Four Embarcadero Center, 22nd Floor, San Francisco, CA 94111, Attn: Timothy Burgh.

(3)
Consists of (i) 2,765,314 shares of common stock held by Vida Ventures, LLC, of which VV Manager LLC is the manager, of which Dr. Belldegrun is a Senior Managing Director, and (ii) 679,575 shares of common stock held by Bellco, of which Dr. Belldegrun is a trustee, and (iii) 88,600 shares of common stock that Dr. Belldegrun has the right to acquire from us within 60 days of March 31, 2025 pursuant to the exercise of stock options. The address of Vida Ventures LLC is 40 Broad Street, Suite 201, Boston, MA 02109. The address of Bellco is 10100 Santa Monica Blvd, 15th floor, Los Angeles, CA 90067.

(4)	Consists of (i) 363,428 shares of common stock held by David M. Tanen; (ii) 471,230 shares of common stock held by the David Tanen Revocable Grantor Trust, (iii) 79,125 shares of common stock held by Mr. Tanen's minor children; and (iv) 194,100 shares of common stock that Mr. Tanen has the right to acquire from us within 60 days of March 31, 2025 pursuant to the exercise of stock options.
(5)	Consists of (i) 25,666 shares of common stock held by Joshua A. Kazam, (ii) 88,600 shares of common stock that Mr. Kazam has the right to acquire from us within 60 days of March 31, 2025 pursuant to the exercise of stock options, (iii) 68,815 shares of common stock held jointly by Mr. Kazam and his wife, (iv) 136,011 shares of common stock held by Mr. Kazam as Trustee of the Julia Chang 2018 IPR Trust, and (v) 136,011 shares of common stock held by Mr. Kazam as Trustee of the Robert Chang 2018 IPR Trust.
(6)	Consists of (i) 13,963 shares of common stock held by Elena Ridloff and (ii) 119,200 shares of common stock that Ms. Ridloff has the right to acquire from us within 60 days of March 31, 2025 pursuant to the exercise of stock options.
(7)	Consists of 109,200 shares of common stock that Roshawn Blunt has the right to acquire from us within 60 days of March 31, 2025 pursuant to the exercise of stock options.
(8)	Consists of (i) 11,333 shares of common stock held by Taiyin Yang and (ii) 97,350 shares of common stock that Taiyin Yang has the right to acquire from us within 60 days of March 31, 2025 pursuant to the exercise of stock options.
(9)	Consists of 52,413 shares of common stock that Katherine Vega Stultz has the right to acquire from us within 60 days of March 31, 2025 pursuant to the exercise of stock options.
(10)	Consists of 51,202 shares of common stock that Roger Dansey has the right to acquire from us within 60 days of March 31, 2025 pursuant to the exercise of stock options.
(11)	Consists of (i) 181,168 shares of common stock held by Dr. Lin, and (ii) 548,120 shares of common stock that Dr. Lin has the right to acquire from us within 60 days of March 31, 2025 pursuant to the exercise of stock options. Dr. Lin’s employment with us terminated on January 3, 2025.
(12)	Consists of (i) 146,864 shares of common stock held by Allison Frisbee, and (ii) 445,605 shares of common stock that Ms. Frisbee has the right to acquire from us within 60 days of March 31, 2025 pursuant to the exercise of stock options. Ms. Frisbee’s employment with us terminated on January 31, 2025.
(13)	Consists of the shares described in notes 3 through 10 above.

Equity Compensation Plan Information
The following table sets forth the aggregate information on our equity compensation plans in effect as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) ($) (1)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2017 Equity Incentive Plan (2)	1,736,229	3.75	—
2020 Equity Incentive Plan (3)	8,645,791	7.20	6,457,092
2020 Employee Stock Purchase Plan (4)	—	—	1,930,436
Equity compensation plans not approved by security holders	—	—	—
Total	10,382,020	6.53	8,387,528
(1)    The weighted-average exercise price is calculated based solely on outstanding stock options. It does not take into account the shares of our common stock underlying restricted stock units, which have no exercise price.
(2)    Consists solely of outstanding stock options.
(3)    In October 2020, we adopted our 2020 Equity Incentive Plan (the “2020 Plan”) which replaced the Prior Plan. Initially, the aggregate number of shares of our common stock that may be issued under the 2020 Plan was 11,938,152. Additionally, in each year, commencing in 2021 and ending in 2030, the number of shares authorized for issuance under the 2020 Plan is automatically increased by a number equal to: (a) 5% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year; or (b) such lesser number of shares of common stock as is determined by our Board or a designated committee thereof for the applicable year. As of December 31, 2024, under our 2020 Plan the number of outstanding awards under column (a) includes: (1) 7,241,580 shares to be issued upon the exercise of outstanding options (including options that are immediately exercisable) at a weighted-average exercise price of $7.20; and (2) 1,404,211 shares issuable upon the vesting of outstanding restricted stock units. On January 1, 2025, the number of shares authorized for issuance under the 2020 Plan was 23,364,521 shares.
(4)    In October 2020, we adopted our Employee Stock Purchase Plan (the “ESPP”). The ESPP initially authorized the issuance of 688,000 shares of our common stock pursuant to purchase rights granted to our employees or to employees of any of our designated affiliates. Additionally, in each year, commencing in 2021 and ending in 2030, the number of shares authorized for issuance under the 2020 ESPP is automatically increased by a number equal to the lesser of: (a) 1% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year; (b) 1,376,000 shares; or (c) such lesser number of shares of our common stock as is determined by our Board for the applicable year. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code. On January 1, 2025, the number of shares authorized for issuance under the ESPP was 2,973,272 shares.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
We have adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related-person transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to us as an employee, consultant or director are not considered related-person transactions under this policy. A related person is any executive officer, director, nominee to become a director or a holder of more than five percent of our common stock, including any of their immediate family members and affiliates, including entities owned or controlled by such persons.
Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to our Audit Committee (or, where review by our Audit Committee would be inappropriate, to another independent body of our Board) for review. The presentation must include a description of, among other things, all of the parties thereto, the direct and indirect interests of the related persons, the purpose of the transaction, the material facts, the benefits of the transaction to us and whether any alternative transactions are available, an assessment of whether the terms are comparable to the terms available from unrelated third parties and management’s recommendation. To identify related-person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, our Audit Committee or another independent body of our Board takes into account the relevant available facts and circumstances including, but not limited to:
•the risks, costs and benefits to us;
•the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•the terms of the transaction;
•the availability of other sources for comparable services or products; and
•the terms available to or from, as the case may be, unrelated third parties.
In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval.
Certain Relationships and Related-Person Transactions
The following sections summarize transactions since January 1, 2023 to which we have been a party, in which the amount involved in the transaction exceeded $120,000 and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock, including any of their immediate family members and affiliates, including entities owned or controlled by such persons, had or will have a direct or indirect material interest, other than executive officer and director compensation arrangements discussed in the sections titled “Executive Compensation” and “Director Compensation” and compensation to other executive officers that would have been disclosed in that section if any such executive officer had been a named executive officer.
Two River Services Agreement
On December 1, 2017, the Company entered into a services agreement with Two River Consulting, LLC (Two River) to provide various clinical development, operational, managerial, accounting and financial, and administrative services to the Company. Dr. Arie Belldegrun, M.D., the Chairman of the Board of Directors, is the Chairman of Two River. Mr. Joshua Kazam and Mr. David Tanen, each a director of the Company, are each partners of Two River. The Company incurred expenses of $0.4 million for the year ended December 31, 2024 for these services.

Indemnification Agreements
We have entered into indemnification agreements with each of our current directors and executive officers.

Independence of the Board of Directors
As required under the Nasdaq Stock Market (“Nasdaq”) listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by its board of directors. The Board consults with the Company’s counsel to ensure that the Boards’ determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.
Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent registered public accounting firm, the Board has affirmatively determined that all of our directors other than Dr. Bischofberger, Mr. Kazam and Mr. Tanen are independent directors, as defined by Rule 5605(a)(2) of the Nasdaq Listing Rules. In making this determination, the Board took into account the payments reflected in the “All Other Compensation” column of the 2024 Director Compensation table under Item 11, above.

Item 14.    Principal Accounting Fees and Services.
Our independent registered public accounting firm is Ernst & Young LLP, San Mateo, California, Auditor Firm ID: 42.
The following table represents aggregate fees billed to the Company for the fiscal years ended December 31, 2024 and December 31, 2023 by Ernst & Young LLP, the Company’s principal accountant.

	Fiscal Year Ended
	2024	2023
	(in thousands)
Fee Category
Audit fees (1)	$1,251	$1,270
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$1,251	$1,270

(1)    Audit Fees consist of fees for professional services provided in connection with the audit of our annual financial statements, the review of our quarterly financial statements, additional billings included in the year in which services are performed and services that are normally provided by independent registered public accounting firms in connection with regulatory filings.
All fees described above were pre-approved by the Audit Committee.
Pre-Approval Policies and Procedures
Pursuant to its charter, the Audit Committee must review and approve, in advance, the scope and plans for the audits and the audit fees and approve in advance (or, where permitted under the rules and regulations of the SEC, subsequently) all non-audit services to be performed by the independent registered public accounting firm that are not otherwise prohibited by law and any associated fees. The Audit Committee may delegate to one or more members of the committee the authority to pre-approve audit and permissible non-audit services, as long as this pre-approval is presented to the full committee at scheduled meetings.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a) 1. Financial Statements.
The response to this portion of Item 15 is set forth under Part II, Item 8 of the Form 10-K.
(a) 2. Financial Statement Schedules.
All schedules have been omitted because they are not required or because the required information is given in the financial statements or notes thereto set forth under Part II, Item 8 above.
(a) 3. Exhibits

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

10.12‡
Executive Employment Agreement, by and between the Company and Deborah Knobelman, dated May 20, 2024 and effective June 3, 2024 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on May 21, 2024).

	10.13*+ Ω	Transition Agreement and Mutual General Release, dated December 20, 2024, by and between the registrant and Genentech, Inc. and F. Hoffmann-La Roche Ltd.
	19.1 Ω	Kronos Bio, Inc. Insider Trading Policy
	23.1 Ω	Consent of Independent Registered Public Accounting Firm.
	24.1 Ω	Power of Attorney. Reference is made to the signature page of the Form 10-K.
	31.1 Ω	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
	31.2	Certification of Principal Executive and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.
	32.1 Ω	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act, and 18 U.S.C. Section 1350.
	97+	Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to the registrant’s Annual Report on Form 10-K (File No. 001-39592), filed with the SEC on March 21, 2024).
	101.INS	Inline XBRL Instance Document (this document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
	101.SCH	Inline XBRL Taxonomy Extension Schema Document.
	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

‡	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
+	Indicates management contract or compensatory plan.
*	Certain portions of this exhibit are omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
Ω	Previously filed with the Form 10-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized.
KRONOS BIO, INC.

Date: April 25, 2025	By:	/s/ Deborah Knobelman
Deborah Knobelman, Ph.D.
President, Interim Chief Executive Officer, Chief Financial Officer and Chief Operating Officer