Form 10-Q
period 2025-03-31
Kronos Bio, Inc.
filed 2025-05-08
CIK 1741830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______to _______
Commission file number: 001-39592

Kronos Bio, Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-1895605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
301 Binney Street, 2nd Floor East
Cambridge, MA 02142
(650) 781-5200
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

1300 So. El Camino Real, Suite 400
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☒ No
As of May 2, 2025 the registrant had 60,969,214 shares of common stock, $0.001 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
KRONOS BIO, INC.
Condensed Balance Sheets
(Unaudited)
(in thousands, except per share data)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$91,577	$84,571
Short-term investments	8,157	27,851
Prepaid expenses and other current assets	2,139	2,806
Total current assets	101,873	115,228
Property and equipment, net	1,081	3,821
Operating lease right-of-use assets	3,048	3,176
Restricted cash	2,026	2,026
Other noncurrent assets	112	112
Total assets	$108,140	$124,363
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,570	$2,402
Accrued expenses and other current liabilities	2,669	7,617
Current portion of operating lease liabilities	3,640	3,394
Current portion of deferred revenue	—	1,864
Total current liabilities	7,879	15,277
Noncurrent operating lease liabilities	20,449	21,506
Total liabilities	$28,328	$36,783
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued and outstanding.	—	—
Common stock, $0.001 par value, 200,000 shares authorized as of March 31, 2025 and December 31, 2024; 60,969 and 60,456 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	61	60
Additional paid-in capital	683,055	682,451
Accumulated deficit	(603,304)	(594,940)
Accumulated other comprehensive income	—	9
Total stockholders' equity	79,812	87,580
Total liabilities and stockholders’ equity	$108,140	$124,363

The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenue	$1,864	$2,520
Operating expenses:
Research and development	2,116	14,222
General and administrative	6,122	7,506
Impairment of long-lived assets and restructuring	3,068	12,786
Total operating expenses	11,306	34,514
Loss from operations	(9,442)	(31,994)
Other income (expense), net:
Interest income and other expense, net	1,078	2,036
Total other income (expense), net	1,078	2,036
Net loss	$(8,364)	$(29,958)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	(9)	(68)
Comprehensive loss	$(8,373)	$(30,026)
Net loss per share, basic and diluted	$(0.14)	$(0.50)
Weighted-average shares of common stock, basic and diluted	60,807	59,521
The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	60,456	$60	$682,451	$9	$(594,940)	$87,580
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	513	1	—	—	—	1
Stock-based compensation expense	—	—	604	—	—	604
Net unrealized loss on available-for-sale securities	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(8,364)	(8,364)
Balance at March 31, 2025	60,969	$61	$683,055	$—	$(603,304)	$79,812

Balance at December 31, 2023	58,946	$59	$667,861	$19	$(508,861)	$159,078
Issuance of common stock upon vesting and exercise of options and vesting of restricted stock	1,143	1	209	—	—	210
Stock-based compensation expense	—	—	7,706	—	—	7,706
Net unrealized loss on available-for-sale securities	—	—	—	(68)	—	(68)
Net loss	—	—	—	—	(29,958)	(29,958)
Balance at March 31, 2024	60,089	$60	$675,776	$(49)	$(538,819)	$136,968

The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Condensed Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,364)	$(29,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense, excluding restructuring	140	3,327
Depreciation and amortization	220	475
Net accretion on available-for-sale securities	(163)	(1,106)
Change in accrued interest on available-for-sale securities	35	(7)
Change in operating lease right-of-use assets	128	797
Non-cash impairment of long-lived assets and restructuring	3,068	11,166
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	449	(450)
Accounts payable	(832)	1,347
Accrued expenses and other current liabilities	(4,848)	(6,174)
Current and noncurrent operating lease liabilities	(811)	(797)
Deferred revenue	(1,864)	(2,519)
Net cash used in operating activities	(12,842)	(23,899)
Cash flows from investing activities:
Purchase of property and equipment	—	(7)
Purchase of available-for-sale marketable securities	(4,452)	(48,754)
Maturities of marketable securities	24,300	54,531
Net cash provided by investing activities	19,848	5,770
Cash flows from financing activities:
Net cash provided by financing activities	—	—
Net increase (decrease) in cash and cash equivalents	7,006	(18,129)
Cash, cash equivalents and restricted cash at beginning of period	86,597	66,352
Cash, cash equivalents and restricted cash at end of period	$93,603	$48,223

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents at end of period	$91,577	$46,197
Restricted cash at end of period	2,026	2,026
Cash, cash equivalents and restricted cash at end of period	$93,603	$48,223

Supplemental disclosures of non-cash investing activities:
Property and equipment sale included in prepaid expenses and other current assets	$840	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)

1.NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Kronos Bio, Inc. (Kronos or the Company), a Delaware corporation, was incorporated on June 2, 2017. The Company is a biopharmaceutical company that has historically focused on the discovery and development of small molecule therapeutics that address deregulated transcription, a hallmark of cancer and autoimmune disease. The Company initiated the formal process to evaluate potential strategic alternatives focused on maximizing stockholder value, including, but not limited to, an acquisition, merger, reverse merger or other business combination, sales of assets, or other strategic transactions. The Company operates in one business segment.
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
Unaudited Interim Financial Information
The accompanying condensed balance sheet as of March 31, 2025, the condensed statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, the condensed statements of stockholders’ equity as of March 31, 2025 and March 31, 2024, the condensed statements of cash flows for the three months ended March 31, 2025 and 2024 (collectively referred to as the “condensed financial statements”), and the financial data and other financial information disclosed in the notes to the condensed financial statements are unaudited. The unaudited condensed financial statements have been prepared on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2025 and the results of its operations for the three months ended March 31, 2025 and 2024. The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the full year ending December 31, 2025, any other interim periods, or any future year or period. These condensed financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 18, 2025 (Annual Report).
Need for Additional Capital
The Company has incurred net losses since its inception of $603.3 million as of March 31, 2025. The Company expects that its cash, cash equivalents and investments as of March 31, 2025 will be sufficient to fund its operations for a period of at least one year from the date of issuance of these condensed financial statements. If the Merger (see Note 13 “Subsequent Events”) is not completed, management expects to incur additional losses in the future to fund its operations. Failure to manage discretionary spending or execute on a strategic alternative, may adversely impact the Company’s ability to achieve its intended business objectives. If the Company does not successfully consummate the Merger (see Note 13) or other strategic transaction, the Board of Directors may decide to pursue a dissolution and liquidation of the Company.
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

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
investments, the fair value of long-lived assets, income tax uncertainties, the valuation of equity instruments and the incremental borrowing rate for determining the operating lease assets and liabilities. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.
Segment Reporting
The Company’s operating segments are identified as components of an enterprise about which separate discrete financial information is made available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The CODM is the Company’s President and Interim Chief Executive Officer. The Company has determined it operates in a single operating segment and has one reportable segment. The Company’s method for measuring profitability on a reportable segment basis is net income (loss), as reported on the condensed statement of operations and comprehensive loss. The measure of segment assets is reported on the condensed balance sheet as total assets. All long-lived assets are maintained in the United States of America.
Following the suspension of development activities of the Company’s lead product candidate, istisociclib, the Company began evaluating a variety of strategic alternatives focused on maximizing stockholder value, including, but not limited to, an acquisition, merger, reverse merger, other business combination, sales of assets or other strategic transaction. The CODM relies on the financial statements as presented within the annual report Form 10-K and quarterly report Form 10-Q to evaluate the Company’s financial performance and make key operating decisions. The key area of focus for the Company’s CODM for allocation of resources is the cash used in operations. The condensed financial statements provide a comprehensive view of the Company’s overall financial condition, including information on expenses, assets and liabilities. The significant expense categories are consistent with those presented on the face of the condensed statements of operations and comprehensive loss. The CODM does not receive or use any other segmented or disaggregated financial or any significant expense information for decision making purposes.
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three months ended March 31, 2025, as compared to the significant accounting policies described in Item 8 Financial Statements and Supplementary Data, Note 2 of the “Notes to Financial Statements” of the Company’s audited financial statements included in its Annual Report for the fiscal year ended December 31, 2024.
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
There have been no other recent accounting pronouncements during the three months ended March 31, 2025 that are of significance to the Company.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
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
Financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Money market funds	$73,692	$—	$—	$73,692
Corporate bonds	—	2,026	—	2,026
U.S. treasury securities	17,897	—	—	17,897
Total financial assets	$91,589	$2,026	$—	$93,615

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Financial Assets:
Money market funds	$70,629	$—	$—	$70,629
Corporate bonds	—	8,472	—	8,472
U.S. treasury securities	21,870	—	—	21,870
Total financial assets	$92,499	$8,472	$—	$100,971
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
4.INVESTMENTS
The fair value and amortized cost of available-for-sale securities by major security type as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$73,692	$—	$—	$73,692
Corporate bonds	2,026	—	—	2,026
U.S. treasury securities	17,897	—	—	17,897
Total cash equivalents and investments	$93,615	$—	$—	$93,615

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$70,629	$—	$—	$70,629
Corporate bonds	8,471	2	(1)	8,472
U.S. treasury securities	21,861	9	—	21,870
Total cash equivalents and investments	$100,961	$11	$(1)	$100,971

These available-for-sale securities, including money market funds, were classified on the Company’s condensed balance sheets as of March 31, 2025 and December 31, 2024 as (in thousands):

	Fair Value
	March 31, 2025	December 31, 2024
Cash equivalents	$85,458	$73,120
Short-term investments	8,157	27,851
Total cash equivalents and investments	$93,615	$100,971
The following table summarizes the contractual maturity of the Company’s available-for-sale securities as of March 31, 2025 and December 31, 2024 at estimated fair value (in thousands):

	March 31, 2025	December 31, 2024
Cash equivalents:
Due in 1 year or less	$11,766	$2,491
Investments:
Due in 1 year or less	8,157	27,851
Total cash equivalents and investments	$19,923	$30,342
As of March 31, 2025 and December 31, 2024, there have been no significant realized losses on available-for-sale securities for any of the periods presented in the accompanying condensed financial statements. Unrealized losses on available-for-sale securities are not attributed to credit risk for any of the periods presented. The Company believes that it is more likely than not that investments in an unrealized loss position will be held until maturity and all interest and principal will be received. The Company believes that an allowance for credit losses is unnecessary because the unrealized losses on certain of the Company’s available-for-sale securities are due to market factors. To date, the Company has not recorded any impairment charges on available-for-sale securities.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
5.BALANCE SHEET COMPONENTS
Property and Equipment, net
Property and equipment, net consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Leasehold improvements	$4,132	$4,141
Furniture, fixtures and computer equipment	191	649
Lab equipment	179	7,629
Total property and equipment	4,502	12,419
Less: Accumulated depreciation	(3,421)	(8,598)
Total property and equipment, net	$1,081	$3,821
Depreciation expense was $0.2 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively.
During the three months ended March 31, 2025 the Company recognized a non-cash impairment charge of $0.3 million attributable to furniture, fixtures, computer and laboratory equipment. For the three months ended March 31, 2024, the Company recorded a non-cash impairment charge of $1.6 million related to leasehold improvements. Please refer to Note 6 “Impairment of Long-lived Assets and Restructuring” for further details.
During the three months ended March 31, 2025, the Company sold $2.2 million of property and equipment and $0.3 million of assets previously classified as held for sale. Total proceeds from the sale were approximately $0.8 million, resulting in a loss on disposal of $1.7 million, which is included in “Impairment of long-lived assets and restructuring” in the accompanying condensed statements of operations and comprehensive loss. The assets sold primarily consisted of laboratory and office equipment that was no longer in use. As of March 31, 2025, the Company had not yet received the cash proceeds related to the sale, and the corresponding receivable of $0.8 million is presented within “Prepaid expenses and other current assets” on the Company’s condensed balance sheets. No property or equipment was sold during the three months ended March 31, 2024.
Accrued Expenses and Other Liabilities
Accrued expenses consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Accrued legal services	$1,413	$151
Accrued outside services	765	891
Accrued restructuring costs	221	3,987
Accrued compensation	148	302
Accrued taxes	72	26
External research and development	50	2,180
Other current liabilities and accrued expenses	—	80
Total accrued expenses and other liabilities	$2,669	$7,617

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
6.     IMPAIRMENT OF LONG-LIVED ASSETS AND RESTRUCTURING
During the years ended December 31, 2024 and 2023, the Company announced multiple corporate restructuring plans aimed at optimizing resource allocation and containing costs, while evaluating strategic alternatives for the future. During the three months ended March 31, 2025, the Company continued to implement these restructuring efforts.
The Company recognized total impairment of long-lived assets and restructuring costs of $3.1 million for the three months ended March 31, 2025, and $12.8 million for the three months ended March 31, 2024.
For the three months ended March 31, 2025, the total of $3.1 million consisted of $2.8 million in restructuring costs and $0.3 million in non-cash impairment charges attributable to furniture, fixtures, computer and laboratory equipment (see below for further details).
For the three months ended March 31, 2024, the total of $12.8 million included $6.2 million in restructuring costs and $6.6 million in non-cash impairment charges (see below for further details).
Restructuring
In connection with the restructuring plans, the Company recorded the following types of costs within restructuring charges: (1) one-time employee termination benefits such as severance and related benefit costs, (2) stock-based compensation expense resulting from the modification or acceleration in full of outstanding unvested stock options and stock awards for certain employees at the separation date, (3) gains and losses on sale of property and equipment, and (4) write-offs of prepaid expenses.
The total restructuring costs of $2.8 million for the three months ended March 31, 2025, consisted of $1.7 million in loss on sale of property and equipment, $0.7 million in prepaid expenses write-offs and $0.5 million in non-cash stock-based compensation expense offset by $0.1 million reversal of previously accrued employee severance, benefits, and related costs. The $0.7 million in prepaid expense write-offs primarily reflect software and subscription costs no longer providing future economic benefits and are not recoverable to the Company.
The total restructuring costs of $6.2 million for the three months ended March 31, 2024, consisted of $1.8 million in cash-based expenses related to the employee severance, benefits, and associated costs and $4.4 million in non-cash stock-based compensation expense.
The following table is a roll-forward summary of accrued restructuring costs included within the “Accrued expenses and other current liabilities” on the Company’s condensed balance sheet as of March 31, 2025 and December 31, 2024 (in thousands):

Restructuring Costs
Balance at December 31, 2024	$3,987
Restructuring costs incurred	2,813
Cash payment or otherwise settled	(6,579)
Balance at March 31, 2025	$221
Impairment of long-lived assets
The Company reviews its long-lived assets for impairment indicators at each reporting period. During the three months ended March 31, 2025, the Company began actively marketing certain long-lived assets for sale. For the three months ended March 31, 2025, the Company sold $2.2 million of property and equipment and $0.3 million of assets previously classified as held for sale. Total proceeds from the sale were approximately $0.8 million, resulting in a loss on disposal of $1.7 million, which is included in “Impairment of long-lived assets and restructuring” in the accompanying condensed statements of operations and comprehensive loss. Additionally, for the three months ended March 31, 2025, the Company recognized a non-cash impairment charge of $0.3 million attributable to furniture, fixtures, computer and laboratory equipment.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
For the three months ended March 31, 2024, the sustained decline in the Company’s market capitalization as compared to the Company’s net asset value remained as the indicator of impairment, in addition to the Company’s shift in strategy to consider subleasing the Massachusetts facility. The Company determined all of its long-lived assets represent a single asset group for the purpose of the long-lived asset impairment assessment. The Company concluded that the carrying value of the single asset group was not recoverable as it exceeded the future net undiscounted cash flows. The implied allocated impairment loss to any individual asset within the long-lived asset group shall not reduce the carrying amount of that asset below its fair value. To determine the fair value of the asset group, the Company utilized the discounted cash flow method of the income approach. For the three months ended March 31, 2024, the Company recognized a non-cash impairment charges of $6.6 million, including $5.0 million non-cash charge attributable to right-of-use assets and $1.6 million related to leasehold improvements. The Company applied a discounted cash flow method to estimate the fair value of the asset group, which represents Level 3 non-recurring fair value measurements. The estimated fair value of the asset group was determined by discounting the estimated sublease income using market participant assumptions, including but not limited to, expected sublease rental income of $9.9 million, and an annual discount rate of 10.0%, which the Company evaluated based on current real estate trends and market conditions. The Company’s estimates and assumptions used to determine the estimated fair value of the asset group is subject to risks, uncertainties, and changes in circumstances that may result in adjustments and material changes to the estimated fair values in future periods.

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

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
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
The Company recognized $1.9 million and $2.5 million in revenue during the three months ended March 31, 2025 and 2024, respectively. The revenue of $1.9 million recorded for the three months ended March 31, 2025 was previously included in the deferred revenue balance at the beginning of the period. As of March 31, 2025, all performance obligations under the Transition Agreement had been satisfied.
8.     COMMITMENTS AND CONTINGENCIES
Leases
In March 2020, the Company entered into an 11-year lease agreement to move its research and development operations to a 40,514 square-foot facility in Cambridge, Massachusetts (Massachusetts facility). The lease commenced on February 28, 2020 with an initial annual base rent of $4.1 million with rent payments escalating 3.0% annually. The Company executed a letter of credit for $2.0 million in connection with the lease. The lease includes $3.7 million in certain tenant improvement allowances, which the Company included in its calculation of the right-of-use asset in the lease at commencement and all costs incurred by the Company were reimbursed by the lessor and were included within the total lease liability. The Company's operating lease right-of-use asset amounted to $3.0 million and $3.2 million as of March 31, 2025 and December 31, 2024, respectively. The Company’s lease liability of $22.5 million and $23.2 million as of March 31, 2025 and December 31, 2024, respectively. The remaining lease term is 5 years and 11 months, and the estimated incremental borrowing rate is 8.50%.
In February 2021, the Company entered into a lease agreement for its office space in San Mateo, California (California facility) totaling 17,340 square-feet. The initial annual base rent for the space was $1.2 million, and

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
such amount increases by 3.0% annually on each anniversary of the premises commencement date. In connection with the lease, the Company made a one-time cash security deposit in the amount of $0.1 million. The lease commenced in April 2021 and terminates August 31, 2026. The Company's operating lease right-of-use assets had been fully impaired, with no remaining carrying value as of March 31, 2025 and December 31, 2024, respectively. The Company's lease liability amounted to $1.6 million and $1.7 million as of March 31, 2025 and December 31, 2024, respectively. The remaining lease term was 1 year and 3 months as of March 31, 2025, and the estimated incremental borrowing rate is 11.18%. Refer to Note 13 “Subsequent Events”, for additional information on the Company’s California facility lease termination.
For the three months ended March 31, 2024, the Company recognized non-cash impairment charges of $6.6 million, including $5.0 million non-cash charge attributable to right-of-use assets and $1.6 million related to leasehold improvements. There were no impairment charges to right-of-use assets or leasehold improvements for the three months ended March 31, 2025. Please refer to Note 6 “Impairment of Long-lived Assets and Restructuring” for further details.
The following table summarizes the presentation of the Company’s operating leases in its condensed balance sheets as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Assets:
Operating lease assets	$3,048	$3,176
Liabilities:
Current portion of operating lease liabilities	$3,640	$3,394
Noncurrent operating lease liabilities	20,449	21,506
Total operating lease liabilities	$24,089	$24,900

The following table summarizes the effect of operating lease costs in the Company’s condensed statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$—	$880
General and administrative	674	549
Impairment of long-lived assets and restructuring	—	4,957
Total operating lease cost	$674	$6,386
The Company made cash payments of $1.5 million and $1.4 million under the lease agreements during the three months ended March 31, 2025 and 2024, respectively.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
The undiscounted future non-cancellable lease payments under the Company's operating leases as of March 31, 2025 for the next five years and thereafter is expected to be as follows (in thousands):

Amount
Remaining nine months of 2025	$4,084
2026	5,405
2027	4,874
2028	5,020
2029	5,171
Thereafter	6,233
Total undiscounted lease payments	30,787
Less: Present value adjustment	(6,698)
Present value of operating lease liabilities	$24,089
Gilead Asset Purchase Agreement
In July 2020, the Company entered into an asset purchase agreement (Gilead Asset Purchase Agreement) with Gilead Sciences, Inc. (Gilead), pursuant to which the Company acquired certain assets from Gilead related to entospletinib and lanraplenib, and patents and other intellectual property covering or related to the development, manufacture and commercialization of entospletinib and lanraplenib. Under the agreement, the Company is required to make milestone payments upon successful achievement of certain regulatory and sales milestones for lanraplenib, entospletinib and other SYK inhibitor compounds covered by the patent rights acquired pursuant to the Gilead Asset Purchase Agreement and developed by us as a back-up to entospletinib or lanraplenib. The Company is also committed to pay royalties ranging from high-single digits to the mid-teens on annual worldwide net sales of any SYK inhibitor compounds. In January 2025, the Company and Gilead entered into an amendment to the Gilead Asset Purchase Agreement, pursuant to which, among other things, the parties agreed that in the event a third party purchases or exclusively licenses the entospletinib and lanraplenib assets from the Company, then in lieu of the foregoing royalties on annual worldwide net sales of any SYK inhibitor compounds, the Company will instead pay to Gilead 50% of the consideration received by the Company for such sale or exclusive license. The Company is currently unable to estimate the timing or likelihood of achieving remaining milestones, if any, or generating future product sales.
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

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
9.    INCOME TAXES
The Company did not record any income tax expense for the three months ended March 31, 2025 and 2024. The Company has incurred net operating losses for all the periods presented and has not reflected any benefit of such net operating loss carryforwards in the accompanying condensed financial statements. The Company has recorded a full valuation allowance against all of its deferred tax assets as it is not more likely than not that such assets will be realized in the near future.
It is the Company’s policy to record penalties and interest related to income taxes as a component of income tax expense. The Company has not recorded any interest or penalties related to income taxes during the three months ended March 31, 2025 and 2024. The Company has not identified any new uncertain tax positions as of March 31, 2025. Unrecognized tax benefits are not expected to change during the next 12 months. The reversal of the unrecognized tax benefits would not affect the effective tax rate. The Company is subject to examination by U.S. federal and state tax authorities for all years since its inception.
10.     STOCK-BASED COMPENSATION
2020 Equity Incentive Plan
As of March 31, 2025, there were 9,542,301 shares reserved by the Company under the 2020 Plan for the future issuance of equity awards.
Stock Options
Stock option activity under the 2020 Plan as of March 31, 2025 is summarized as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Balance, December 31, 2024	8,978	$6.53	5.67	$57
Granted	—	—
Forfeited	(2,710)	7.76
Exercised	—	—
Balance, March 31, 2025	6,268	$6.00	4.98	$21
The aggregate intrinsic values of options outstanding was calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock on the Nasdaq Stock Market on March 31, 2025. There was no future tax benefit related to options exercised, as the Company had accumulated net operating losses as of March 31, 2025 and December 31, 2024.
As of March 31, 2025, there was $0.3 million of unrecognized stock-based compensation related to stock options, respectively, which is expected to be recognized over a weighted-average remaining vesting period of 1.81 years.

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
Restricted Stock
Restricted stock awards and restricted stock units as of March 31, 2025 are summarized as follows:

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Life
	(in thousands)		(in years)
Unvested, December 31, 2024	1,404	$1.58	0.98
Granted	159	1.02
Vested and converted to shares	(513)	2.01
Forfeited	(534)	1.51
Unvested, March 31, 2025	516	$1.04	1.13
As of March 31, 2025, there was $0.3 million of unrecognized stock-based compensation related to RSUs, which is expected to be recognized over a weighted average remaining vesting period of 1.73 years.
2020 Employee Stock Purchase Plan
As of March 31, 2025, there were 1,930,436 shares reserved by the Company under the 2020 ESPP Plan for the future issuance. In connection with the restructuring, in November 2024 the Company’s Board of Directors approved the suspension of the ESPP for all current, active, and future offerings subsequent to the December 31, 2024 ESPP purchase.
Stock-Based Compensation Summary
Total stock-based compensation expense related to stock options, restricted stock units, restricted stock awards and the employee stock purchase plan for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development expense	$24	$1,163
General and administrative expense	116	2,164
Restructuring costs	464	4,379
Total stock-based compensation expense	$604	$7,706

11.     NET LOSS PER SHARE
The following table summarizes the computation of basic and diluted net loss per share of the Company for the three months ended March 31, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Net loss	$(8,364)	$(29,958)
Weighted-average common stock outstanding, basic and diluted	60,807	59,521
Net loss per share, basic and diluted	$(0.14)	$(0.50)

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
The Company’s potentially dilutive securities, which include options to purchase shares of the Company's common stock and restricted stock subject to future vesting, have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. The potentially dilutive securities, presented based on the amounts outstanding at each stated period end, were as follows (in thousands):

	March 31, 2025	March 31, 2024
Stock options to purchase common stock	6,268	8,972
Restricted stock units subject to future vesting	516	1,451
Expected shares to be purchased under Employee Stock Purchase Plan	—	858
Total	6,784	11,282
12.     RELATED PARTIES
In 2017, the Company entered into a services agreement with Two River Consulting, LLC (Two River) to provide various clinical development, operational, managerial, accounting and financial, and administrative services to the Company. Dr. Arie Belldegrun, M.D., the Chairman of the Board of Directors, is the Chairman of Two River. Mr. Joshua Kazam and Mr. David Tanen, each a director of the Company, are each partners of Two River. The Company incurred expenses of less than $0.1 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively, for these services.
In 2019, the Company entered into a consulting agreement with Bellco Capital, LLC (Bellco) to provide various executive services to the Company. Dr. Arie Belldegrun, M.D., the Chairman of the Board of Directors, is the Chairman of Bellco. The Company incurred nominal expenses for both the three months ended March 31, 2025 and 2024, for these services.
In November 2024, the Company entered into a consulting agreement with KEOE, LLC (KEOE) to provide various executive services to the Company. Ms. Katherine Stultz, the Company’s Director is the owner of KEOE. The Company incurred nominal expenses under the KEOE agreement for the three months ended March 31, 2025.

13.     SUBSEQUENT EVENTS
Lease termination
On April 8, 2025, the Company entered into a Lease Termination Agreement (the “Termination Agreement”) with MPVCA San Mateo LLC, a California limited liability company (the “Landlord”), pursuant to which the Company and the Landlord agreed to terminate certain Office Lease, dated July 19, 2018, as amended (the “Original Lease”), related to the Company’s corporate headquarters located at 1300 South El Camino Real, Suite 400, San Mateo, California. Prior to the Termination Agreement, the term of the Original Lease was set to expire on August 31, 2026. Pursuant to the Termination Agreement, the Original Lease was terminated effective April 30, 2025 (the “Early Termination Date”). As consideration for the Termination Agreement, the Company paid the Landlord approximately $1.4 million, net of $0.1 million of security deposit.
Merger Agreement with Concentra
On May 1, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Concentra Biosciences, LLC, a Delaware limited liability company (“Concentra”), and Concentra Merger Sub IV, Inc., a Delaware corporation and a wholly owned subsidiary of Concentra (“Merger Sub”). The Merger Agreement provides for, among other things: (i) the acquisition of all of the Company’s outstanding shares of common stock, by Concentra through a cash tender offer (the “Offer”) by Merger Sub, for a price per share of the common stock of (A) $0.57 in cash (the “Cash Amount”), subject to applicable tax withholding and without interest; plus (B) one non-tradeable contingent value right (a “CVR”) (such amount being the “CVR Amount” and the Cash Amount plus the CVR Amount, collectively being the “Offer Price”) and (ii) the merger of Merger Sub with and into the

KRONOS BIO, INC.
Notes to Condensed Financial Statements
(Unaudited)
Company (the “Merger”) with the Company surviving the Merger, as a wholly owned subsidiary of Concentra. If the Merger Agreement is terminated by the Company under specified circumstances, the Company will be required to pay Concentra a termination fee of $1.4 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with the condensed financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited financial statements and related notes as of and for the fiscal year ended December 31, 2024 included in our Annual Report on Form 10-K, as filed with the SEC on March 18, 2025.
Forward Looking Statements
This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this report, including statements regarding our future financial condition, future operations, projected costs, plans, the transactions contemplated by the Merger Agreement (defined in Note 13 “Subsequent Events”, above), including our expectations regarding our ability to complete the transaction within the time frame we anticipate, or at all, the potential effects of the proposed transactions pursuant to the Merger Agreement and related agreements on us and the potential payment of proceeds to our stockholders, if any, pursuant to the CVR agreement with a rights agent and a representative agent and attorney-in-fact of the holders of CVRs (the “CVR Agreement”), and objectives of management, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology.
We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions described in the sections of this report and in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”) titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Other sections of this report may include additional factors that could harm our business and financial performance. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.
Moreover, we operate in a rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.
In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the section of this report and the Annual Report titled “Risk Factors” for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Considering the discontinuation of our istisociclib program and the clinical development timelines of our additional pipeline candidates, in November 2024 our board of directors retained an independent financial advisor to initiate a formal process to evaluate potential strategic alternatives focused on maximizing stockholder value, including, but not limited to, an acquisition, merger, reverse merger or other business combination, sales of assets, or other strategic transactions. If the Company does not successfully consummate the Merger or other strategic transaction, the Board of Directors may decide to pursue a dissolution and liquidation of the Company.
In 2024, we announced three corporate restructuring plans designed to optimize our resource allocation and contain costs. During the three months ended March 31, 2025, the Company continued to implement these restructuring efforts. The workforce reduction associated with these plans was substantially completed during the first quarter of 2025 and we have continued winding down the research and development activities.
In connection with the restructuring plans we recognized total impairment of long-lived assets and restructuring costs of $3.1 million for the three months ended March 31, 2025. The total costs consisted of $2.8 million in restructuring costs and $0.3 million in non-cash impairment charges. Refer to Note 6 “Impairment of Long-lived Assets and Restructuring” to our condensed financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details.
Since our formation, we have incurred significant operating losses, primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. Our net losses were $8.4 million and $30.0 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $603.3 million. As of March 31, 2025, we had $99.7 million of cash, cash equivalents and investments.
Merger Agreement with Concentra
On May 1, 2025, we entered into a Merger Agreement with Concentra and Merger Sub. The Merger Agreement provides for, among other things: (i) the Offer by Merger Sub, for a price per share of the common stock of (A) the Cash Amount, subject to applicable tax withholding and without interest; plus (B) one non-tradeable CVR (ii) the Merger with us surviving the Merger as a wholly owned subsidiary of Concentra. The acquisition is anticipated to close in mid-2025. If the Merger Agreement is terminated by us under specified circumstances, we will be required to pay Concentra a termination fee of $1.4 million. See Note 13 “Subsequent Events” to the condensed financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details.
Former Genentech Collaboration Agreement
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
On December 20, 2024, we entered into a Transition Agreement and Mutual General Release with Genentech, pursuant to which we and Genentech agreed to void and cancel all of the parties’ respective rights and obligations under the Collaboration Agreement. Pursuant to the Transition Agreement, we will transfer and assign to Genentech all small molecule compounds, materials, data, and intellectual property we generated in connection with the two discovery research programs, but excluding our proprietary drug discovery platform. We also granted to Genentech a perpetual, irrevocable, nonexclusive and fully paid up license under certain related intellectual property owned or controlled by us that is necessary or reasonably useful to exploit the Program Materials. The Transition Agreement has the effect of terminating the Collaboration Agreement, and provides for a general release of any actual or potential claims between the us and Genentech relating thereto. In addition, the Transition Agreement cancels and voids any and all downstream payment obligations between the parties relating to or arising from the Collaboration Agreement or any programs or compounds arising thereunder. We made a one-time payment in connection with the termination of the Collaboration Agreement, which is intended to support the transition of all activities under the Collaboration Agreement to Genentech. As of March 31, 2025, all performance obligations under the Transition Agreement had been satisfied.
Components of Our Results of Operations
Revenues
As of March 31, 2025, our revenue has been exclusively generated from our collaboration and license agreement with Genentech. We received a $20.0 million upfront payment from Genentech in February 2023. We recognize revenue from upfront payments over the term of our estimated period of performance under the agreement using a cost-based input method for the entire performance obligation. On December 20, 2024, we entered into a Transition Agreement and Mutual General Release with Genentech, pursuant to which we and Genentech agreed to void and cancel all of the parties’ respective rights and obligations under the Collaboration Agreement. We evaluated the Transition Agreement under ASC 606 and determined it was a contract modification to the Collaboration Agreement. The remaining goods and services were determined to be distinct from those already transferred under the original Collaboration Agreement. As a result, we accounted for the modification as a termination of the existing agreement and the creation of a new agreement. As of March 31, 2025, all performance obligations under the Transition Agreement had been satisfied.
Operating Expenses
Our operating expenses consisted of research and development expenses and general and administrative expenses.
Research and Development Expenses
Our research and development expenses have consisted primarily of costs incurred in connection with our prior therapeutic discovery efforts and the preclinical and clinical development of our product candidates, including:
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
When working on multiple research and development programs at any one time, we tracked our costs by the stage of program, clinical or preclinical. However, our internal costs, employees and infrastructure were not directly tied to any one program and were deployed across multiple programs. As such, we did not track costs on a specific program basis.
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

A change in the outcome of any of these variables with respect to the development of any product candidates could significantly change the costs and timing associated with the development of that product candidate.
The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for any product candidates may be affected by a variety of factors. If we pursue product development in the future, we may never succeed in achieving regulatory approval for any of our product candidates. Further, a number of factors, including those outside of our control, could adversely impact the timing and duration of a product candidate’s development, which could increase research and development expenses.
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
We expect to maintain the general and administrative function for the foreseeable future to support our operations pending the completion of the Merger.
Impairment of long-lived assets and restructuring
At each reporting period, we review for impairment indicators for our long-lived assets. We recognized an impairment charge during the three months ended March 31, 2025 for property and equipment no longer providing economic benefits and are not recoverable. For the three months ended March 31, 2024, the sustained decline in our market capitalization as compared to our net asset value remained as the indicator of impairment, in addition to our shift in strategy to consider subleasing both the Massachusetts and California facilities and the approval of the plan to evaluate strategic alternatives for our future. We concluded that the carrying value of the entity was not recoverable as it exceeded the future net undiscounted cash flows. The implied allocated impairment loss to any individual asset shall not reduce the carrying amount of that asset below its fair value. To determine the fair value of each asset, we utilized the discounted cash flow method of the income approach.
In 2024, we announced three corporate restructuring plans designed to optimize our resource allocation and contain costs, while we evaluate strategic alternatives for our future. During the three months ended March 31, 2025, the Company continued to implement these restructuring efforts. In connection with the restructuring plans, the Company recorded the following types of costs within restructuring charges: (1) one-time employee termination benefits such as severance and related benefit costs, (2) stock-based compensation expense resulting from the modification or acceleration in full of outstanding unvested stock options and stock awards for certain employees at the separation date, (3) gains and losses on sale of property and equipment, and (4) write-offs of prepaid expenses.
Interest Income and Other Expense, Net
Interest income and other expense, net primarily consists of interest earned on our cash, cash equivalents and investments.

Results of Operations
Comparison of Three Months Ended March 31, 2025 and 2024
The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Revenue	$1,864	$2,520	$(656)
Operating expenses:
Research and development	2,116	14,222	(12,106)
General and administrative	6,122	7,506	(1,384)
Impairment of long-lived assets and restructuring	3,068	12,786	(9,718)
Total operating expenses	11,306	34,514	(23,208)
Loss from operations	(9,442)	(31,994)	22,552
Other income (expense), net:
Interest income and other expense, net	1,078	2,036	(958)
Total other income (expense), net	1,078	2,036	(958)
Net loss	$(8,364)	$(29,958)	$21,594
Revenue
Revenue was $1.9 million for the three months ended March 31, 2025 compared to $2.5 million for the three months ended March 31, 2024. Our revenue has been exclusively generated from our Collaboration and License Agreement with Genentech, entered into in January 2023. On December 20, 2024, we entered into a Transition Agreement and Mutual General Release with Genentech, pursuant to which we and Genentech agreed to void and cancel all of the parties’ respective rights and obligations under the Collaboration Agreement. We recognized revenue from upfront payments over the term of our estimated period of performance under the Collaboration Agreement using a cost-based input method for the entire performance obligation. Under the Transition Agreement, the remaining goods and services were distinct from those already transferred, leading us to account for the modification as a termination of the existing agreement and the creation of a new one. The Company recognized the remaining portion of the upfront payment received under the Collaboration Agreement, during the three months ended March 31, 2025, as all performance obligations under the Transition Agreement were satisfied.
Research and Development Expenses
Research and development expenses were $2.1 million for the three months ended March 31, 2025, compared to $14.2 million for the three months ended March 31, 2024. The decrease of $12.1 million was primarily attributable to a $6.0 million reduction in consulting and other outside research expenses, a $4.2 million decrease in personnel-related costs and a $1.9 million decrease in facilities, depreciation and other costs. These decreases were primarily related to the discontinuation of the istisociclib clinical trial in November 2024, reduced headcount in our research and development organization following the restructuring activities and reclassification of lease costs to general and administrative expenses. Research and development expenses for the three months ended March 31, 2025 were related to performance obligations under the Transition Agreement and continued wind down of research and development activities.
General and Administrative Expenses
General and administrative expenses were $6.1 million for the three months ended March 31, 2025, compared to $7.5 million for the three months ended March 31, 2024. The decrease of $1.4 million was primarily attributable to a $2.0 million decrease in stock-based compensation and a $1.4 million decrease in personnel expenses as a result of reduced headcount in our general and administrative organization after the restructuring offset by $1.6 million increase in professional fees associated with pursuing and evaluating potential strategic alternatives for the Company and a $0.4 million increase in facilities, depreciation and amortization, and other expenses due to reclassification of lease costs to general and administrative expenses.
Impairment of long-lived assets and restructuring
Impairment of long-lived assets
For the three months ended March 31, 2025 the Company recognized a non-cash impairment charge of $0.3 million attributable to furniture, fixtures, computer and laboratory equipment. For the three months ended March 31, 2024, the Company recorded a non-cash impairment charge of $6.6 million, including $5.0 million attributable to right-of-use assets and $1.6 million related to leasehold improvements.
Restructuring
The total restructuring costs of $2.8 million for the three months ended March 31, 2025, consisted of $1.7 million in loss on sale of property and equipment, $0.7 million in prepaid expenses write-offs and $0.5 million in non-cash stock-based compensation expense offset by $0.1 million reversal of previously accrued employee severance, benefits, and related costs.
The total restructuring costs of $6.2 million for the three months ended March 31, 2024, consisted of $1.8 million in cash-based expenses related to the employee severance, benefits, and associated costs and $4.4 million in non-cash stock-based compensation expense.
Please refer to Note 6 “Impairment of Long-lived Assets and Restructuring” to our condensed financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details.
Interest Income and Other Expense, Net
Interest income and other expense, net was $1.1 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively. The $1.0 million decrease was primarily driven by lower interest income, resulting from decreased average balances of cash, cash equivalents, and short-term investments.
Liquidity and Capital Resources
Sources of Liquidity
To date, we have incurred significant operating losses and negative cash flows from operations. We have not yet commercialized any products and even if we pursue product development in the future, we would not expect to generate revenue from sales of any product candidates for several years, if ever.
On May 1, 2025, we entered into the Merger Agreement with Concentra and Merger Sub, providing for the acquisition of our company by Concentra. Under the terms of the Merger Agreement, we have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course of business between the execution of the Merger Agreement and the closing of the Merger. Outside of certain limited exceptions, including the sale of certain of our legacy assets, we may not take certain actions without Concentra’s consent, including (i) acquiring businesses and disposing of significant assets, (ii) incurring expenditures above specified thresholds, (iii) incurring debt, (iv) issuing additional securities or (v) repurchasing shares of our common stock. We do not believe these restrictions will prevent us from meeting our ongoing costs of operations, working capital needs or capital expenditure requirements. Under the terms of the Merger Agreement, we may be required to pay Concentra a termination fee of $1.4 million if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement. Moreover, we have incurred, and will continue to incur, significant costs and expenses in connection with the pending transaction. We must pay a material portion of these costs and expenses whether or not the transaction is completed. Payment of any such fees, costs or expenses may require us to use available cash that would have otherwise been available for general corporate purposes or other uses.
As of March 31, 2025, we had cash, cash equivalents and investments of $99.7 million. We expect that our cash, cash equivalents and investments as of March 31, 2025 will enable us to fund our planned operating expenses and capital expenditure requirements for 12 months from the issuance of these financial statements.

Material Cash Requirements
Our primary use of cash is to fund operating expenses, which has historically consisted primarily of research and development expenditures related to our therapeutic discovery and preclinical development efforts and clinical development of istisociclib (KB-0742), KB-9558, and KB-7898, and to a lesser extent, general and administrative expenditures. Currently, our primary use of cash is headcount cost and lease and overhead expenses, pending the completion of the Merger. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
In addition to the contractual obligations set forth below under “Contractual Obligations and Commitments,” we also expect to have near term future cash requirements associated with supporting our operations pending the completion of the Merger.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash used in operating activities	$(12,842)	$(23,899)
Cash provided by investing activities	19,848	5,770
Cash provided by financing activities	—	—
Net increase/(decrease) in cash and cash equivalents	$7,006	$(18,129)
Operating Activities
During the three months ended March 31, 2025, cash used in operating activities was $12.8 million and consisted of our net loss of $8.4 million, adjusted for non-cash charges of $3.4 million and changes in operating assets and operating liabilities, net, of $7.9 million. The non-cash charges primarily consisted of impairment of long-lived assets and restructuring of $3.1 million, depreciation and amortization of $0.2 million, stock-based compensation of $0.1 million, non-cash lease expense of $0.1 million, partially offset by a decrease related to net accretion on available-for-sale securities of $0.2 million.
During the three months ended March 31, 2024, cash used in operating activities was $23.9 million and consisted of our net loss of $30.0 million, adjusted for non-cash charges of $14.7 million and changes in operating assets and operating liabilities, net, of $8.6 million The non-cash charges primarily consisted of impairment of long-lived assets and restructuring of $11.2 million, stock-based compensation of $3.3 million, non-cash lease expense of $0.8 million and depreciation and amortization of $0.5 million, partially offset by a decrease related to net accretion on available-for-sale securities of $1.1 million.
Investing Activities
During the three months ended March 31, 2025, cash provided by investing activities was $19.8 million, consisting of purchases and maturities of marketable securities, net.
During the three months ended March 31, 2024, cash provided by investing activities was $5.8 million, consisting of purchases and maturities of marketable securities, net.
Financing Activities
For both the three months ended March 31, 2025 and 2024, no cash was provided by or used in financing activities.
Contractual Obligations and Commitments
In March 2020, we entered into a lease agreement for our research and development operations facility in Cambridge, Massachusetts. The initial annual base rent was $4.1 million with rent payments escalating 3.0%

annually after the initial 12 payments. We executed a letter of credit for $2.0 million in connection with the lease. The remaining lease term is 5 years and 11 months.
In February 2021, we entered into a lease agreement for our office space in San Mateo, California. The initial annual base rent for the space was $1.2 million, and such amount increases by 3% annually on each anniversary of the premises commencement date. In connection with the lease, we made a one-time cash security deposit in the amount of $59,000. The lease commenced in April 2021 and was scheduled to expire on August 31, 2026.
On April 8, 2025, the Company entered into a Lease Termination Agreement (the “Termination Agreement”) with MPVCA San Mateo LLC, a California limited liability company (the “Landlord”), pursuant to which the Company and the Landlord agreed to terminate certain Office Lease, dated July 19, 2018, as amended (the “Original Lease”), related to the Company’s corporate headquarters located at 1300 South El Camino Real, Suite 400, San Mateo, California. Pursuant to the Termination Agreement, the Original Lease was terminated effective April 30, 2025 (the “Early Termination Date”). As consideration for the Termination Agreement, the Company paid the Landlord approximately $1.4 million, net of $0.1 million of security deposit.
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
There have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 18, 2025.
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
Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in litigation or other legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2025, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material effect on our business.
ITEM 1A. RISK FACTORS
We have identified the following material factors that make an investment in our common stock speculative or risky. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making investment decisions regarding our common stock. The occurrence of any of the events or developments described below could harm our our financial position and the value of our company. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. The risks described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
In addition to the risks and uncertainties described below, please refer to the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 18, 2025 (the Annual Report). The risks described in the Annual Report would apply to us if the Merger is not completed and we choose to resume research and development of small molecule therapeutics that address deregulated transcription. However, at this time, we do not believe it is likely that we would choose to resume such efforts if the Merger is not completed, and instead we would either pursue an alternative strategic transaction, if available, or a dissolution and liquidation of our company.
Risks Related to the Pending Transaction with Concentra
We may not complete the pending transaction with Concentra within the time frame we anticipate, or at all, which could have an adverse effect on our business, financial results and/or operations.
On May 1, 2025, we entered into the Merger Agreement with Concentra and Merger Sub. The Merger Agreement provides for, among other things: (i) the acquisition of all of our outstanding shares of common stock by Concentra through the Offer by Merger Sub, for a price per share of the common stock consisting of (A) the Cash Amount, subject to applicable tax withholding and without interest; plus (B) one CVR and (ii) the Merger with our company surviving the Merger, as a wholly owned subsidiary of Concentra, and each outstanding share of our common stock (other than shares of common stock held by us as treasury stock, or owned by Concentra or the Merger Sub or held by stockholders who are entitled to demand, and who properly demand, appraisal rights under Delaware law) will be converted into the right to receive the Cash Amount, without interest, subject to any withholding of taxes required by applicable law, plus one CVR.
Merger Sub’s obligation to accept shares of common stock tendered in the Offer is subject to conditions, including: (i) that the number of shares of common stock validly tendered (and not properly withdrawn) prior to the expiration of the Offer (excluding shares tendered pursuant to guaranteed delivery procedures that have not yet been “received” by the “depository,” as such terms are defined by Section 251(h) of the Delaware General Corporation Law (the “DGCL”)) that, when considered together with all other shares of our common stock (if any) owned by Merger Sub and its “affiliates” (as defined in Section 251(h)(6)(a) of the DGCL, including Concentra), equals at least one share more than 50% of all shares of Common Stock then issued and outstanding as of the expiration of the Offer; (ii) the absence of any Legal Restraint (as defined in the Merger Agreement) in effect preventing or prohibiting the consummation of the Offer, the Merger or any of the other transactions contemplated by the Merger Agreement or the CVR Agreement; (iii) the accuracy of the representations and warranties made by us in the Merger Agreement, subject to specified materiality qualifications and exceptions; (iv) compliance by us with its covenants under the Merger Agreement in all material respects; and (v) the Closing Net Cash (as defined in the Merger Agreement) not being less than $40.0 million. The obligations of Concentra and Merger Sub to consummate the Offer and the Merger under the Merger Agreement are not subject to a financing condition. As a result, we cannot assure you that the transaction with Concentra will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.

If the transaction is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market price reflects a market assumption that the transaction will be completed. We could be required to pay Concentra a termination fee of $1.4 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, vendors, suppliers, regulators and other business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.
If we do not successfully consummate the Merger or another strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities, as to which we can give you no assurance.
There can be no assurance that the Merger will be completed. If the Merger is not completed, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while pursuing the Merger. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of the company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to stockholders. Our commitments and contingent liabilities may include obligations under our employment and related agreements or policies with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of the company, litigation against us, and other various claims and legal actions arising in the ordinary course of business, and other unexpected and/or contingent liabilities. As a result of this requirement, a portion of our assets would need to be reserved pending the resolution of such obligations.
In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were to be pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our company. A liquidation would be a lengthy and uncertain process with no assurance of any value ever being returned to our stockholders.
The announcement and pendency of the transaction with Concentra could adversely affect our business, financial results and/or operations.
Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement. In addition, our executive officer and directors may have interests in the Merger that are different from, or are in addition to, those of our stockholders generally. These interests include without limitation the following: each member of board of directors and each of our executive officers holds outstanding equity awards; a special transaction bonus for Dr. Bischofberger in the amount of $0.9 million, payable in the event we consummate a transaction that results in a change in control; and our sole executive officer is party to an employment agreement that provides for severance payments and benefits upon a qualifying termination in connection with a change in control, which includes the Merger, and a special transaction bonus in the amount of $0.3 million, payable in the event we consummate a transaction that results in a change in control.

We are substantially dependent on our remaining employees to facilitate the consummation of the Merger.
Our ability to consummate a strategic transaction depends upon our ability to retain our remaining employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. In 2024, we implemented three corporate restructuring plans designed to optimize our resource allocation and contain costs. In connection with the most recent restructuring plan, in November 2024, we announced a reduction of our workforce by approximately 83%, expected to be completed by the end of March 2025. In addition, as part of these restructuring efforts, we eliminated all of our executive officers except our Chief Financial Officer and Chief Operating Officer, who we appointed to also serve as our President and interim Chief Executive Officer. As of May 5, 2025, we had only 8 full-time employees. Our ability to successfully complete the Merger depends in large part on our ability to retain these remaining personnel. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. Our cash conservation activities may yield other unintended consequences, such as reduced employee morale, which may cause remaining employees to seek alternative employment. The loss of the services of certain employees could potentially harm our ability to consummate the Merger, to run our day-to-day business operations, as well as to fulfill our reporting obligations as a public company.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent Concentra’s prior consent, subject to certain exceptions including the sale of certain Company legacy assets. These limitations include, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially and adversely affect our business, results of operations and financial condition.
In certain instances, the Merger Agreement requires us to pay a termination fee to Concentra, which could require us to use available cash that would have otherwise been available for general corporate purposes.
We may be required to pay Concentra a termination fee of $1.4 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. If Concentra terminates the Merger Agreement due to the Company having Closing Net Cash of less than $40.0 million, we will be required to pay to Concentra an expense reimbursement fee up to a maximum amount of $0.5 million. If the Merger Agreement is terminated under such circumstances, the termination fee we will be required to pay will require us to use available cash that would have otherwise been available for general corporate purposes and other uses, including a distribution to our stockholders in the event we consummate an alternative strategic transaction or otherwise elect to wind down and dissolve our company.
We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with Concentra.
We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending transaction. We must pay a material portion of these costs and expenses whether or not the transaction is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses, any of which could materially and adversely affect our business, prospects, financial condition and results of operations.
Lawsuits may be filed against us and the members of our board of directors arising out of the proposed Merger, which may delay or prevent the proposed Merger.
Complaints may in the future be filed against us, our board of directors, Concentra, any of Concentra’s boards of directors and/or others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, Concentra, or any of Concentra’s boards of directors could delay or prevent the consummation of the Merger, result in significant costs, and divert the attention of our management and employees from our day-to-day business which could affect our operations and otherwise adversely affect us financially.
Our stockholders may not receive any payment on the CVR and the CVR may expire valueless.
If the Merger is completed, the holders of our common stock, In-the-Money Options (as defined in the Merger Agreement) and Company Restricted Stock Units (as defined in the Merger Agreement) will be entitled to receive CVRs, subject to the terms and conditions of a Contingent Value Rights Agreement (the “CVR Agreement”). Each CVR will represent a contractual right to receive contingent cash payments upon the occurrence of certain events, as described in our Current Report on Form 8-K (the “Form 8-K”), filed with the SEC on May 1, 2025. There can be no assurance any payments will be made with respect to the CVRs. The CVRs will not be transferable, except in the limited circumstances specified in the CVR Agreement, will not have any voting or dividend rights, and will not represent any equity or ownership interest in Concentra or any constituent party to the Merger Agreement. Accordingly, the right of any of our stockholders to receive any future payment on or derive any value from the CVRs will be contingent solely upon the occurrence of certain events, as outlined in the Form 8-K and in the CVR Agreement, and if no such events are achieved for any reason within the time periods specified in the CVR Agreement, no payments will be made under the CVRs, and the CVRs will expire valueless.
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
Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and investments. As of March 31, 2025, we have used $166.7 million of the net proceeds from our IPO for general corporate purposes, including product development and working capital purposes.
The remaining net proceeds from our IPO are being used for working capital or held in cash and cash equivalents pending their use, until the completion of the Merger.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description Of Document

2.1+
Agreement and Plan of Merger, dated May 1, 2025, by and among Concentra Biosciences, LLC, Concentra Merger Sub IV, Inc. and Kronos Bio, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on May 1, 2025).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on October 14, 2020).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on October 14, 2020).
10.1
Form of Contingent Value Rights Agreement by and between Concentra Biosciences, LLC, Concentra Merger Sub IV, Inc., and a wholly owned Subsidiary of Concentra Biosciences, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on May 1, 2025).

31.1	Certification of Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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
+
Certain schedules and annexes have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and annexes upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any annexes or schedules so furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRONOS BIO, INC.

Date:	May 8, 2025	By:	/s/ Deborah Knobelman
Deborah Knobelman, Ph.D.

President, Interim Chief Executive Officer, Chief Financial Officer and Chief Operating Officer
(Principal Executive, Financial and Accounting Officer)